Form 10QSB
period 1995-09-30
CLARY CORP
filed 1995-11-17
CIK 20819

FORM 10-QSB
            	                    SECURITIES AND EXCHANGE COMMISSION
	                                    Washington, D.C. 20549

	                         Quarterly Report Under Section 13 or 15 (d)
	                            of the Securities Exchange Act of 1934

        For the Quarter Ended September 30, 1995 Commission File Number 1-3489

	                               CLARY CORPORATION
          ------------------------------------------------------------------
	             (Exact name of registrant as specified in its charter)


           California                                            95-0630196
   --------------------------------------------------------------------------
          (State or other Jurisdiction of		            	(I.R.S. Employer I.D)
           incorporation or organization)

           1960 S. Walker Avenue         Monrovia, California          91016


         Registrant's telephone number, including area code (818)359-4486


Indicated by check whether the registrant (1) has filled all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	                               Yes_X___ No___











As of October 27, 1995 there were 1,807,319 shares of common stock outstanding.







									                                            	Form  10-QSB




	                                     CLARY CORPORATION
	                                  Statement of Operations



					                 Three Months Period Ended September30

Profit and Loss Information
                                        							           1995		      1994

Net Sales and Other Income		                         $1,667,000	 $1,969,000

Cost and Expenses
	Cost of products sold			                              1,219,000	  1,430,000
	Engineering and product development	                     93,000	     91,000
	Selling and Service				                                 245,000	    333,000
	General and Administrative		                             73,000      92,000
	Interest expense				                                     40,000	     35,000
                                                      ----------   ---------
                                                       1,670,000   1,981,000
                                                      ----------   ---------
(Loss) before income taxes                            (    3,000)   ( 12,000)
Income tax expense                                         -0-         1,000
						                                                ----------   ---------
                                       Net (Loss)   $(    3,000)   $( 13,000)
							                                              ===========   ==========
(Loss) per common Share:

	Net (Loss) per common share	                         $   -0-      $(    .01)
                                                  ===========      =========

Average number of shares	                            1,807,319     1,807,319


Dividends per share				                                     None         None









                                                  									   	Form  10-QSB


                                        CLARY CORPORATION
	                                    Statement of Operations



					                                   Nine Months Period Ended September30


                                                  1995           1994
Profit and Loss Information

Net Sales and Other Income		                   $4,901,000		   $5,926,000

Cost and Expenses
	Cost of products sold			                       3,490,000	     4,487,000
	Engineering and product develop.	                301,000	       285,000
Selling and Service                               798,000        914,000
	General and Administrative		                     229,000        249,000
	Interest expense			                              118,000	        99,000
						                                        -----------      ---------
					                                           4,936,000	     6,034,000
                                             ------------    -----------
(Loss) before income taxes			                (     35,000)   (   108,000)
Income tax expenses					                            1,000	         1,000
					                                        ------------    ------------
		 	                       	Net (Loss)	     $(     36,000)	  $(  109,000)
					                                        ============    =============
(Loss) per common Share:

	Net (Loss) per common share	               $    (.02)      $     (.06)
					                                       ==============    ============

Average number of shares			                   1,807,319	       1,807,319



Dividends per share					                         None		           None







                                                       Form 10-QSB



	                          CLARY CORPORATION
    	                 CONSOLIDATED BALANCE SHEET





ASSETS                 			          September 30,1995	     December31,1994

CURRENT ASSETS
 Cash                                    112,000               332,000
	Cash Restricted			                      300,000	              300,000
	Notes and accounts receivable
	less allowance for doubtful
	accounts of $20,000 and $15,000
	in 1994.			                           1,093,000             1,157,000
	Inventories		                         2,274,000             1,838,000
	Prepaid Assets                           48,000                66,000
					                                 ----------            ------------
	Total Current Assets	                 3,827,000             3,693,000

PROPERTY & EQUIPMENT
	Machinery & Equipment		               1,317,000             1,309,000
	Dies, Jigs and Fixtures		                31,000                31,000
	Leasehold improvements		                 60,000                60,000
					                                 -----------	          -----------
                                       1,408,000             1,400,000
	Less:
	    Accumulated Deprecciation and
         Amortization			               1,254,000             1,218,000
					                                -------------         ------------
						                                   154,000               182,000

OTHER ASSETS
	Long-Term Notes Receivable		             -0-                   33,000
	Miscellaneous				                       114,000               113,000
						                             -------------           ------------
							                                  114,000               146,000
						                             --------------          ------------

			TOTAL ASSETS                    $   4,095,000          $  4,021,000
					                              =============           ============






                                                   Form 10-QSB


  	                               CLARY CORPORATION
	                        CONSOLIDATED BALANCE SHEET(Continued)






LIABILITIES AND STOCKHOLDERS' EQUITY      Sep. 30,1995        Dec.31,1994

CURRENT LIABILITIES
	Notes Payable  	                         $ 1,097,000	          $1,100,000
	Current portion of Long-Term Debt	           290,000	             292,000
	Accounts Payable and
		           Accrued Expenses	                734,000	             574,000
	Accrued Payroll and
		           Related Expenses	                 79,000	             114,000
   Customer Deposits                           33,000               43,000
			                                        -----------           ----------
		Current Liabilities	                      2,233,000	            2,123,000


STOCKHOLDER'S EQUITY
	Cumulated convertible
		Preferred Stock	                             55,000	               55,000
	Common Stock and additional stated
	   value arising from conversion of
        preferred stock	                    2,509,000	            2,509,000
	Additional paid-in capital	                5,099,000             5,099,000
	Beginning year accumulated deficit        (5,765,000)           (5,765,000)
   Current year's income                   (   36,000)                -0-
			                                      -------------           -----------
		           Total Equity	                  1,862,000	            1,898,000
			                                      -------------           -----------

Total Liabilities and
	Stockholders' Equity	                    $ 4,095,000	          $ 4,021,000
			                                      =============           ============





				                                                       Form 10-QSB

                                 CLARY CORPORATION
                              STATEMENT OF CASH FLOWS

                           For the Nine Month Period ended
                                   September 30,

                                                         1995        1994
Cash flows from operating activities:                 $ (36,000)   $(109,000)
   Operating (loss)
   Adjustments to reconcile net loss to net cash
   (used) by operating activities:
      Deprecciation and amortization                      36,000      35,000
      Provision for losses on accounts receivable          5,000       3,000
      Change in assets and liabilities:
        (Increase)in Cash restricted                        -0-     (  6,000)
          Decrease in accounts receivable                 59,000     383,000
        (increase)decrease in inventory                 (436,000)    209,000
        Decrease(increase) in prepaid expenses            18,000    ( 64,000)
        Decrease in other assets                          32,000      98,000
        Increase(decrease) in accounts payable
        and accrued expenses                             125,000    (688,000)
        (decrease)increase in customer deposits        (  10,000)     68,000
                                                       ----------    ---------
         Net cash(used)provided by operating
         activities:                                   ( 207,000)  (  71,000)

Cash flows from investing activities:
   Capital expenditures                               (    8,000)   ( 53,000)
                                                      -----------   ---------
         Net cash(used) by investing activities       (    8,000)   ( 53,000)

Cash flows from financing activities:
   Net bowrrowings(re-payments)under line-of-credit   (    3,000)      - 0-
   Principal payments under long-term debt and
   capital lease obligations                          (    2,000)   (  2,000)
                                                     ------------   ---------
         Net cash(used) by financing activities       (    5,000)   (  2,000)

Net (decrease) in cash and cash equivalents           (  220,000)   ( 126,000)

Cash and cash equivalents at beginning of period          332,000     178,000
                                                     ------------    ----------
Cash and cash equivalents at end of period            $  112,000    $  52,000
                                                    ============    ==========




                                                        Form 10-QSB


Management Discussion and Analysis




Result of Operation

	Sales and other income for the third quarter 1995 decreased $302,000 or 15.3%
 from the third quarter of 1994.  The decrease in sales is due  to phasing out an obsolete line of products and introduction to a new line.
 The switchover has had some delays in deliveries as well as other problems usually associated with this major conversion. Also several larger sales programs have been delayed for reasons beyond the Registrant's control.
 Hopefully, these delays will be worked out during the fourth quarter of 1995.
 Cost of sales decreased $211,000 or 14.8% in the quarter of 1995 as compared to the quarter in 1994. This decrease was due primarily by the decreased sales but was partially credited to the increased margins on the new products sold as well as a reduction in overhead of the manufacturing departments. Enginee-
 ring and product development increased $2,000.00. Selling and administrative decreased $107,000.00 or 25.2% over comparable quarters. This decrease was due to reduced commission on sales decrease as well as staff reductions since last year. Interest expenses increased $5,000.00 in 1995 over the second quarter in
 1994. The loss before taxes in 1995 was reduced to $3,000.00 from $36,000.00 in 1994 primarily due to increased product margin, reduced commission on the sales decreased and staff reductions.







Liquidity and Capital Requirements

	The Registrant believes funds provided from operations, short-term lines of credit and funds obtained through the sales of its Construction Automation
 Division will be sufficient to funds its immediate needs for working capital.
 Capital expenditures over the foreseeable future will be minimal and funded from working capital or placed on short term leases.

	Over the past year, the Registrant believes inflation has not had a material adverse effect on its revenues and earnings. However,the currency fluctuations between the strength of the Japanese yen against the U.S. dollar has had a substantially negative effect on profit margins over the periods being repor-
 ted.





				                                                           Form 10-QSB





	                           CLARY CORPORATION
	                     NOTES OF PART I OF THIS REPORT






NOTE 1: As of September 30,1995, the Registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 145,000 shares reserved for the conversion of the 9% convertible subordinated notes. In addition, the Registrant has reserved 15,000 shares of common stock for purchase by directors, officers or employees under a non-qualified stock option plan plus and an additional 59,000 shares reserved for purchase by officers and key employees under its Employee incentive Stock option plan.




NOTE 2: This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The report has not been reviewed by our independent public accountants and is, therefore, unaudited.







	                                       CLARY CORPORATION
	                                           PART II
	                                       OTHER INFORMATION



Item 1  Share-holders filed with the Securities and Exchange
        Commission on March 29,1995

Item 2 	Changes in Securities - Inapplicable

Item 3 	Defaults Upon Senior Securities - Inapplicable

Item 4 	Submission of Matters to a Vote of Security Holders-Inapplicable

Item 5 	Other Information - Inapplicable


Item 6	Exhibits and Reports on Form 8k - None






                            SIGNATURES




 	Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				                                       CLARY CORPORATION
		                                           (Registrant)





Date:October 27,1995                              Donald G. Ash
                                      President and Chief Financial Officer


Date:October 27,1995                              John J. Guerin
                                                    Secretary