Form 10KSB
period 1995-12-31
CLARY CORP
filed 1996-06-12
CIK 20819

SECURITY AND EXCHANGE COMMISSION
WASHINGTON. D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

REGISTRANT NAME: CLARY CORPORATION

STATE OF INCORPORATION: CALIFORNIA

EIN: 95-0630196

ADDRESS:1960 S WALKER AVE, MONROVIA, CALIFORNIA, 91016

REGISTRANT TELEPHONE NUMBER: 818/359-4486

SECURITIES REGISTERED PURSUANT SECTION 12 (g) OF ACT: NONE


The registrant has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past ninety(90) days.

There are not delinquent filers in response to item 405 of Regulation SB if not contained in this form and no disclosure will be contained to the best of Registrant's knowledge is definitive Proxy or information statement incorporated by reference to part III of this form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most fiscal year were $6,401,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27,1996 amounted to $800,000.

The registrant had 1,807,319 shares of common stock outstanding as of March
 27,1996


LISTING OF DOCUMENTS INCORPORATED BY REFERENCE

(1) Part II - Items 5,6,7 and 8 Annual Report to Shareholders for fiscal year
 ended   December 31,1995

(2) Part III - Item 10,11,12 and 13. Definitive proxy statement for the 1995 Annual Meeting Of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31,1995.



Item 1	Business

The Registrant's operations are presently conducted through its Precision
 Instrument Division located in Monrovia, California. The product presently being produced by the Precision Instrument Division consist of a line of uninterruptible power supplies (U.P.S.) ranging in size from 400va to 37.5 kva. The U.P.S. is a power system that can both smooth out voltage fluctuations and maintain a power load under power blackout conditions. U.P.S.'s are designed to provided fifteen minutes or more(depending on num

The registrant markets the U.P.S. trough trade publications, tradeshows and telemarketing. However, sales are generally made by the Registrant through distributors who sell the products to end-users. For the year 1995, Nova Power System, a major distributor through its direct and indirect sales accounted for more than twenty percent of the Registrant's total sales.

The Registrant assembles finished components and other materials to produce its products. Relatively little fabrication or raw materials is done by the Registrant. The Registrant purchases imported raw material and finished components used in production of the Registrant's products. Thus, the Registrant is dependent upon the ability of suppliers to meet performance specifications, quality standard and delivery schedules. The Registrant endeavors to assure availability of sources of supplies and does not an

Competition - The markets for the registrant's products highly competitive.
 The Registrant is aware of approximately forty competitors for on-line UPS products and additional fifty to sixty competitors for off-line UPS products. Many of these companies have far greater financial resources than the registrant. The Registrant competes primarily on the basis of the quality, reliability and technical sophistication of its products, although price remains an important factor. The registrant attempts to locates

Substantially all of the Registrant's products are subject of ongoing modification and I improvment and are subject to scientific and technological changes.

Backlog - The following table sets forth the amounts representing orders believed by the Registrant to be firm. The backlog at December 31,1995 represents orders which the Registrant expects to deliver during 1996. There are no seasonal effects on orders.

FIRM BACKLOG AS OF
DECEMBER 31

   1995									1994
$209,045								$449,000




Other - As of December 31,1995, the Registrant employed 29 people, all of which are full-time employees.

	Other required information as to the Registrant's description of business operations and its development is incorporated herein by reference to pages
 1 through 3 in the Registrant's financial statements contained therein, each incorporated by reference in this report.

Item 2.		Properties	      	Sq.Fts.Leased  	Annual Rental	 	Term

	Home Office and Precision
	Instrument Division	        	26,000		      	$220,000	     5/31/98

	During fiscal 1995 properties were utilized at approximately 60% of capacity

	The Registrant believes its properties are suitable for its needs.

Item 3.	Legal Proceedings

In 1996 the company entered into a verbal distribution agreement granting a distributor the non-exclusive rights to distributor certain products of its former CAD division. In 1991, the company filed suit to recover the uncollected balance of its receivable due from the distributor.
 The distributor filed a countersuit alleging misrepresentation.
 On May 24,1993 the jury awarded the distributor net damages of approximately $264,000 including double damages, legal cost and interest. In November 1993. the Company filed and appeal against this judgment and provided a supersedeas bond secured by $300,000 certificate of deposit. On November 8,1994, the Court of Appeals issued an order reversing the trial courts judgment against the Company. On January 23,1995 the distributor files an Application for Writ of Error with the Supreme Court of Texas.
On July 7,1995, the Supreme Court of Texas ordered the judgment of the Court of appeals be reversed and the cause be remanded back to that court for further proceedings. On July 20,1995, the company filed a motion for Rehearing with the Supreme Court. Management has estimated a range of amounts for the potential loss, including legal costs, relating to this matter and an amount considering management to be the probable loss was provided for in the statement of operations for 1993 as loss from discontinued operations. An unfavorable resolution of this matter to the company could result in an additional liability of approximately $250,000 which jas not been reflected in the financial statements.



Part II

Item 4.	Submissions Matters to Vote of Security Holder- Not applicable

Item 5.	Market for Registrant's Common Equity and Related  Shareholders Matters
	(Annual Report, page#11)

Item6.	Selected Financial Data(Annual Report, page #12)

Item 7.	Management's Discussion and Analysis of Financial Conditions and
 Result of	Operations. (Annual Report, page #4)

Item 8.	Financial Statemants and Supplemental Data. (Annual Report, pages 5,
 6,7)

On the Above Items 5 through 8 reference is mades to the Registrant's Annual
 Report to the Shareholders for the year anded December 31,1995. incorporated by reference in this report.

Item 9.	Disagreements on Accounting  and Financial Disclosures - None

Part III

Item 10. Directors and Executive Officers of the Registrant.(Proxy. pages 3.4)

	The Directors and Executive Officers are incorporated by reference to information contained in Registrant's Proxy Statements to be filed with the commission pursuant to Regulation 14A.

Item 11. Management Remuneration and Transactions. (Proxy, page 5)

Item 12. Security Ownership of Certain Beneficial Owners and Management.
	   (Proxy, page 3)

Item 13. Certain Relationships and Related Transactions.(Proxy, page 4,5)

	Item 10 through 13 are incorporated by reference to information in the Registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A.



PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1)Financial Statements

	The following financial statements are included in the Registrant's Annual Reports to Shareholders for the year ended December 31,1995 (incorporated by reference in this report):

	Report of Independent Certified Public Accountants(Annual Report, page 11)

	Statements of Operations for the years ended December 31,1994 and 1994 (Annual Report, page 5)

	Balance Sheet- December 31,1995 (Annual Report, page 6)

	Statements of Stockholder's Equity for three years ended December 31,1995 (Annual Report, page 8)

	Statements of Cash Flows for the years ended December 31,1995 and 1994 (Annual Report, page 7)

	Notes to Financial Statements.(Annual Report, page 8,10)


	(2) Report of Independent Certified Public Accountants on Schedules

	The following schedule is included in this report:

	II- Valuations Accounts and Reserves - 1995 and 1994

	Schedules other than those listed above are omitted as not applicable, not required or the information is included in the financial statements or
 notes 	thereto


	(3) Exhibits

	3.1	Articles of incorporation with all amendments to date(incorporated by
		reference from Registrant's Annual Reports with Form 10K for the year
		ended December 31,1992)

	3.2	Bylaws of the Registrant (incorporated by reference from Registrant's
 			Annual Report with  Form 20K for the year ended December 31,1992)

	4.1	9% Convertible Subordinated Note Agreement (incorporated with this
			report)

	(3) Exhibits(continued)

	4.2	Statements of Preferences of Preferred Stock (incorporated by reference
		from Registrant's Annual Report with Form 10K for the year ended
		 December 31,1992) See Exhibit 3.1

	10.1	Credit Agreement between Clary Corporation and the First Interstate
			Bank (incorporated with this report).

	10.2	1982 Stock Option Plan (incorporated by reference form Registrant's
 			Annual Report with Form 10K for the year ended December 31,1992)

	10.3	1984 Stock Option Plan (incorporated by reference form Registrant's
 			Annual Report with Form 10K for the year ended December 31,1992)

	13.1	Annual Report to Shareholders for the year ended December 31,1995
		(incorporated by reference in this report)


(b)	Reports on Form 8-k

	On November 11,1994, the Registrant filed a Form 8-k reflecting a change from
	Grant Thornton to Stonefield Josephson, the Registrant's Independent Public
	Accountants.


CLARY CORPORATION

SCHEDULE II- VALUATION ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31,1995 AND 1994

ALLOWANCE FOR DOUBTFUL ACCOUNTS


					                                  1995                 1994
BEGINNING BALANCE		                  	$15,000             	$11,000

ADDITIONAL CHARGES
TO COST AND EXPENSES		  	               7,000 	             10,000

DEDUCTIONS			     	                     2,000		              6,000

ENDING BALANCE				                     20,000	              15,000






STONEFIELD JOSEPHSON
ACCOUNTANCY CORPORATION



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors
Clary Corporation

In connection with our audit of the financial statements of Clary Corporate ion referred to in our report dated February 16,1996, which is included in the annual report to security holders and incorporated by reference in
 Part II of this form, we have also audited schedule II for the years ended December 31,1995 and 1994. In our opinion, this schedule present fairly, in all material respects, the information required to be set forth therein.



						Stonefield Josephson
						Accountancy Corporation


Santa Monica, California
February 16,1996






SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities
 Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



						CLARY CORPORATION

						BY: D.G.ASH-Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:
						President and Chief Executive Officer
March 28,1996						John G. Clary

					Directors:



	March 28,1996			D.G. Ash

	March 28,1996			John G. Clary

	March 28,1996			John P. Clary

	March 28,1996			Dr. Harland Gerds








Statement of Operations (Year Ended December 31,1995)

Sales and Other Income
Net Sales					                                		5971,000
Other Income				                            			  430,000
							                                    	-------------
							                                        	6401,000

Cost and Expenses
Cost Of Products sold				                      	4713,000
Engineering and product development			           386,000
Selling							                                 	1033,000
General and Administrative				                	  296,000
Interest on Long-term debt					                   33,000
Other Interest							                            129,000
								                                    -------------
							                                        	6590,000
							                                     	-------------

(Loss) Earnings before income taxes and
 discontinued operation						                 	( 189,000)
Income tax expense						                           1,000
							                                    	--------------
Net loss						                                	( 190,000)
							                                     ==============
(Loss) earnings per share					                    (.11)
Discontinued operation					                        -0-
								                                    ---------------
Net(loss) per common share					                    (.11)
								                                    ===============

BALANCE SHEET

ASSETS
CURRENT ASSETS
	Cash							                                          	292,000
	Cash Restricted					                                 	300,000
	Notes and accounts receivable, less allowance
	for doubtful accounts of $20,000 in 1995		           	838,000
	Inventories					          	                          2010,000
	Prepaid expenses and other assets				                  61,000
								                                         	-------------
Total current assets						                            3501,000
Property and equipment						                           151,000
Others assets								                                  120,000
									                                         -------------
TOTAL ASSETS						                                    3772,000
								                                           =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
	Notes payable							                                 895,000
	Accounts payable and accrued expenses		            	 421,000
	Accrued payroll, payroll  taxes and amounts
	withheld from employees					                         120,000
	Customer deposits						                               31,000
								                                          	------------
	Total current liabilities					                      1467,000
Convertible subordinated debt					                    600,000
Stockholders' equity
	Cumulative convertible preferred stock,51/2 %,
 par value	$5 per share; authorized and outstanding,
 11.033		                                              55,000
	Common stock, par value$1 per share, authorized
	3000,000 shares, issued and outstanding 1807,319   	2509,000
	Additional paid-in capital					                     5099,000
	Accumulated deficit					                           (5958,000)
									                                         -------------
									                                            1705,000
									                                          -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	          3772,000
									                                          ============

STATEMENT OF CASH FLOW

CASH FLOWS FROM OPERATING ACTIVITIES
	NET(LOSS)						                                          	(190,000)
	Adjustment to reconcile net(loss) to net cash
	(used) provided by operating activities:
	Depreciation							                                         48,000
	Provision for losses on accounts receivable		                7,000
	Change in assets and liabilities:
	Decrease(increase) in accounts receivable			               280,000
	(increase)decrease in inventory				                       (172,000)
	Decrease(increase)in prepaid expenses			                     5,000
	(Increase)decrease  in other assets				                   (  7,000)
	(Decrease)increase in accounts payable and accrued
	expenses							                                           (147,000)
	(Decrease)increase in customer deposits			                ( 12,000)
									--------------
	Net cash(used)provided by operating activities		         ( 188,000)

CASH FLOWS FROM INVESTING ACTIVITIES
	Capital expenditures					                               	(  17,000)
	Proceeds from disposal of Division				                      65,000
									-------------
	Net cash provided(used)by investing activities		            48,000



CASH FLOWS FROM FINANCING ACTIVITIES
	Net(repayment) borrowing under line-of credit	          	( 205,000)
	Proceeds from issuance of Long-Term Notes		                600,000
	Principal payments under long-term debt and capital
	lease obligations			                                  			( 292,000)
	Dividends paid				                                   	   (   3,000)
						                                              			--------------
	Net cash provided(used)by financing activities		            100,000
									                                              --------------
	Net(decrease) increase in cash and cash equivalents	      (  40,000)
	Cash and cash equivalents at beginning of period		          332,000
									                                              --------------
	Cash and cash equivalents at end of period			               292,000
									                                                ============

NOTES TO FINANCIAL STATEMENTS
December 31,1995

NOTE 1: SUMMARY OF ACCOUNTING POLICIES
The company's operations are In manufacturing of uninterruptible power systems and related products. A summary of the Company's significant accounting policies consistently applied in the preparation of the financial statements to follows

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

CASH EQUIVALENTS
Cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash.

INVENTORIES
Inventories are stated at the lower of cost(including direct materials, direct labor and manufacturing overhead) or market on the first-in, first-out basis. Obsolete and possible excess quantities are reduced to their estimated net realizable values in the period such obsolescence is determined.

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost. Improvement to leased property are amortized over the term of the lease. Depreciation is provided on the straight-line basis over the estimated useful lives form 3 to 20 years.





(LOSS)EARNINGS PER COMMON SHARE
(Loss) earnings per common share are based upon the weighted average number of common stock outstanding during each period(1,807,319 in 1995) after giving effect to dividend requirements on the preferred stock. No effect is given to stock options as they resulted in less than 3% dilution.

NOTE 2- INVENTORIES
Inventories were composed of the following amounts as of December 31,1995

Finished Goods			                   	$1,130,000
Work In Progress				                    880,000
						                          ----------------
					                               	$2,010,000
					                          	================

NOTE 3- PROPERTY AND EQUIPMENT
Property and equipment were composed of the following amounts as of  December
 31,1995.

Machinery and equipment				                   	$1,326,000
Dies,,jigs and fixtures						                      31,000
Leasehold improvements					                        60,000
							                                  	----------------
								                                       $1,417,000
Less accumulated deprecciation
	and amortization					                          1,266,000
								                                  ----------------
								                                     $    151,000
								                                  ================

NOTE 4- NOTES PAYABLE
At December 31,1995 the company had a short-term borrowing agreement with a financial institution which was collateralized by essentially all assets of the company.
The agreement require the maintenance of certain ratios pertaining to working capital and debt to equity. The financial institute has informed the Company it will not renew the agreement when it terminates on March 15,1996.
 The Company is in the process of obtaining alternative financing. Information with respect to notes payable to the financial institution at December 31,1995 is as follows:

Line of credit subject to collateral available		          	$1,200,000
Oustanding loans						                                        895,000
Unused credit available					                                   29,000
Interest rate prime plus					                                   	2.5%
Average interest rate at 12/31				                              12.25%
Average during the year
	Short-term borrowings	                                  			$1,035,000
	Weighted average interest rate			                             11.38%
	Maximum month end short-term borrowing
	during the year				                                        	$1,1000,00


NOTE 5- TAXES ON INCOME
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS109").The Company previously accounted for income taxes under Accounting
 Principles Board Opinion No. 11("APB 11"). Effective January 1,1996 the Company
  changed its method of accounting for income taxes from the deferred method required under APB 11 to the asset end liability method required under SFAS
 109. There was no effect of this change on the Company's financial position or results of operations due to cumulative losses.
The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. As of December 31,1995, the Company has total deferred tax liability of $13,000, and total deferred tax assets of $546,000. The Company has recorded valuation allowance for the amount by which total deferred tax assets exceed total deferred liability,and as a result, the Company has not recorded any liability or assets for deferred taxes as of December 31,1995. Significant components of the company's deferred tax assets and liabilities as of December 31,1995,are as follows:

Deferred tax assets
	Allowance for doubtful accounts		              	$   6,000
	Inventory reserve					                              7,000
	Accrued legal fees					                            22,000
	Tax credit carryforward				                        82,000
	Net operating loss carryforward	              		  368,000
								                                      ------------
								                                           485,000
	Valuation  allowance					                         472,000
								                                      ============
								                                            13,000

Deferred tax liabilities
	Depreciation
	Installment sale income				                    (   13,000)
								                                      --------------
								                                        $      -0-
								                                      ==============
The net operating loss carryforwards expire at various dates through 2009 and the tax credit carryforwards expires in 1996 through 2001.

NOTE 6-CONVERTIBLE SUBORDINATED DEBT
Convertible subordinated debt  at December 31, consist of the following:

9.5% convertible subordinated notes due October 17,2000
 and convertible into common stock at $1.00 per share.			     	$600,000

The convertible subordinated debt is generally subordinated to notes payable and indebtedness to financial institutions now outstanding or subsequently incurred.

NOTE 7- COMMITMENTS AND CONTINGENCIES
Aggregate rental commitments under operating leases at December 31,1995 for property are as follows:$82,000(1996), $82,000(1997),$34,000(1998).
The total rental expenses under all leases was $81,000 for 1995, $81,000 for
 1994 and $80,000 for 1993.
In 1990 the Company entered into a verbal distributor agreement granting a distributor the non-exclusive rights to distribute certain products of its former CAD division. In 1991, the Company filed suit to recover the uncollected balances of its receivable due from the distributor. The distributor filed a countersuit alleging mis representation. On may 24,1993 the jury awarded the distributor net damages of approximately $265,000 including double damages, legal costs and interest. In November 1993, the Company filed an appeal againts this judgement and provided a supersedeas bond secured by $300,000 certificate of deposit, which has been classified as a current asset in the accompanying balance sheet. On November 8,1994 the Courts of Appeals issued an order reversing the trial courts judgment against the company.On January 23,1995 the distributor filedan Application for Writ of Error with the Supreme Court of Texas. On July 7,1995,the Supreme Court of Texas ordered the judgement of the Court of Appeals be reversed and the cause be remanded back to that court for further proceeding. On July 20,1995,the company filed a Motion for Rehearing with the Supreme Court.
Management has estimated a range of amounts for the potential loss,including legal costs, relating to this matter and an amount considered by management to be probable loss was provided for in the statement of operations for 1993 as loss form discontinued operations.The additional liability, if any, and the classification of the certificate of deposit cannot presently be determined.
A unfavorable resolution of this matter to the Company, including failure to conclude the appeal prior to December 31,1996 could result in an additional liability of approximately $250,000 and/or the reclasification of an equal amount of the "cash restricted" to noncurrent assets,which has not been reflected in the financial statements.

NOTE 9- SALE OF DIVISION
On March 1,1991, the company completed an asset sales of its Construction
 Automation Division to Alpine Engineered Products,Inc.. In the transaction, the Company received $900,000 in cash, a five year note for $261,000 and override payments on the net sales of the Division over the next five years. The five-year note receivable balance was $33,000 at December 31,1995. The note bears interest at prime rate.
As of December 31,1995, the Company has received the maximum amount of override payments due either from direct payment or sale of future payments on a non-recourse basis. During 1995,1994 and 1993, the company recognized as income $330,000, $319,000 and $213,000, respectively from these override payments

NOTE 8-STOCKHOLDERS' EQUITY
The 5.5% cumulative convertible preferred stock may be redeemed in whole or in part by the Company , upon not less than 30 days notice, at $5.50 a share, plus accrued dividends to the date of redemption. The preferred stock is convertible on basis of 1.15 shares of common stock for each share of preferred stock. During 1995 and 1994 there were no shares of preferred stock converted to common stock. As of December 31,1995 , 12,688 shares of common stock were reserved for conversion of preferred stock. The company also has reserved 600,000 shares of common stock for conversion of 9.5% convertible subordinated note:
In the event of liquidation, the holder of the preferred stock have preferential rights to the company's assets.
The company has an Employee Incentive Stock Option Plan which was adopted in 1984. Under this plan, the Company has reserved 59,000 shares of common stock for purchases by officers and key employees. Grants under the plan are made by the committee consisting of two members of the Board of Directors.
 Exercise price of options may not be less than the fair market value of common stock at the time of grant. At December 31,1995, 59,000 shares outstanding and 10,000 are exercisable at $1.00 per share.The options are exercisable in annual instalments, commencing one year after the date of grant and expiring five years after the date of grant.
 In addition, the company had reserved 15,000 shares of common stock for purchase by directors, officers or employees under a non-qualified stock option plan. At December 31,1995, 15,000 shares are outstanding at $1.00 per share. The options are immediately exercisable and expire five years from date of grant.