Form 10QSB
period 1996-03-30
CLARY CORP
filed 1996-06-24
CIK 20819

FORM 10-QSB
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Quarter Ended March 31, 1996 Commission File Number 1-3489

	CLARY CORPORATION
- ------------------------------------------------------------------
	(Exact name of registrant as specified in its charter)


	California                                95-0630196
- ------------------------------------------------------------------------
 (State or other Jurisdiction of			(I.R.S. Employer I.D)
 incorporation or organization)

1960 S. Walker Avenue         Monrovia, California          91016

Registrant's telephone number, including area code (818)359-4486


Indicate by check whether the registrant (1) has filled all reports required to be filed by section 13 or 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes_X___ No___



As of April 18,1996 there were 1,807,319 shares of common stock outstanding.





             	CLARY CORPORATION
           	Statement of Operations
       Three Months Period Ended March 31

 Profit and Loss Information
							                               		1996		          	1995
Net Sales and Other Income		        $1,645,000		       $1,754,000
Cost and Expenses
	Cost of products sold			            1,185,000	         1,234,000
	Engineering and products develop.	    104,000	           108,000
	Selling and Service				               222,000	           297,000
	General and Administrative		           55,000             85,000
	Interest expense				                   45,000	            39,000
						                             		----------	        ----------
								                             1,641,000	         1,763,000
							                            	------------        -----------

Net earnings (loss)				                 4,000            (29,000)
							                              ===========	    ===========


	Net (Loss) per common share         		$      -0-		     $    (.02)
								                             ============	    ===========

Average number of shares			          1,807,319	           1,807,319



Dividends per share					               None		              None






                       	CLARY CORPORATION
                   	CONSOLIDATED BALANCE SHEET


ASSETS                 		            	March 31,1996	       	December 31,1995

CURRENT ASSETS
	Cash					    	                           $  70,000	         	$  292,000
	Cash Restricted			                         300,000	     	       300,000
	Notes and accounts receivable
	less allowance for doubtful
	accounts of $20,000 and $13,000
	in 1996 and 1995.			                       734,000            1,157,000
	Inventories				                          2,094,000            2,010,000
	Prepaid Assets                              52,000	              61,000
						                                 	-----------	           ----------
	Total Current Assets	                    3,744,000	           3,501,000

PROPERTY & EQUIPMENT
	Machinery & Equipment		                  1,328,000	           1,326,000
	Dies, Jigs and Fixtures		                   31,000		             31,000
	Leasehold improvements		                    60,000		             60,000
		                                      	-----------	       ------------
                                          1,419,000	           1,417,000
	Less:
	    Accumulated Deprecc. and
         Amortization			                  1,279,000	           1,266,000
						                                 	-----------         ------------
						                                      140,000	             151,000

OTHER ASSETS
	Miscellaneous				                          119,000	             120,000
							                                  -----------	         -----------
							                                     119,000	             120,000
						                                  	-----------	          -----------

	           			TOTAL ASSETS             $ 4,003,00	           $ 3,722,000
						                                 	===========	          ============



LIABILITIES AND STOCKHOLDERS' EQUITY     March 31,1996   December 31,1995

CURRENT LIABILITIES
	Notes Payable                          	$ 1,050,000         	$ 895,000
	Accounts Payable and
		           Accrued Expenses               	448,000           	421,000
	Accrued Payroll and
		           Related Expenses               	133,000           	120,000
	Customer deposits                            63,000             31,000
		                                        	----------       	----------
		Current Liabilities	                      1,694,000         1,467,000


9.5% Convertible Subordinated Notes due
	October 17,2000                              600,000        600,000

STOCKHOLDER'S EQUITY
	Cumulated convertible
		Preferred Stock                             	55,000	        55,000
	Common Stock and additional stated
	   value arising from conversion of
        preferred stock                    	2,509,000      	2,509,000
	Additional paid-in capital                	5,099,000      	5,099,000
	Beginning year accumulated deficit        (5,958,000)     (5,958,000)
	Current year's earnings                        4,000        -0-
	                                         		----------	   -----------
		           Total Equity                  	1,709,000     	1,705,000
		                                         	 ---------	     ---------

Total Liabilities and
	Stockholders' Equity                    	$ 4,003,000    	$ 3,772,000
		                                       	===========	    ===========



                       	CLARY CORPORATION
                     	STATEMENT OF CASH FLOWS

                                           			For the Three Month Period
	                                                  Ended March 31

                                              			1996             	1995
CASH FLOWS FROM OPERATING ACTIVITIES:
	Operating (Loss)	                             $ 4000         	$ ( 29,000)
	Adjustments to reconcile net loss
	  to net cash (used) by operating
       activities:
	 	Depreciation and amortization              	13,000             	12,000
		Provision of losses on accounts
		receivable.                                   	-0-               	2,000
	Change in assets and liabilities:
		   (Increase) in cash restricted               -0-               (2,000)
		(Increase)Decrease in Accts. Receivable     	418,000	           897,000
		   (Increase) Inventory                      (84,000)         ( 397,000)
		(Increase)Decrease Prepaid expenses            5,000          (   5,000)
             Decrease in other assets            1,000             16,000
		   Increase(decrease) in accounts
		   payable and accrued Expenses               40,000          (   5,000)
		 Increase(decrease) in customer deposit       32,000              3,000
		                                             --------         ---------
		Net Cash(used) provided by
		   Operating Activities                    ( 375,000)          (100,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital Expenditure                         (   2,000)          (  6,000)
		                                          	---------          	---------
	Net Cash (used) by investing activities     (   2,000)          (  6,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Net borrowings(re-payments)under
	line of credits                               155,000          ( 114,000)
	Principal payments under long-term
	debt and capital lease obligations              -0-                1,000
			                                          ---------	          ---------
	Net cash(used) by investing activities        155,000           (115,000)
                                             ---------          ----------
Net(decrease)in cash and cash equivalent     ( 222,000)         ( 221,000)

Cash and cash equivalents at beginning
of period                                      292,000            332,000
			                                           ---------	         ---------
Cash and cash equivalents at end
of period                                    $  70,000         $  111,000
                                             =========	           =========



Management Discussion and Analysis


Result of Operation

	Sales and other income for the first quarter 1996 decreased $89,000 or 5.1%
 over the first quarter of 1995.Cost of sales decreased $49,000 or 4.0% over the period. This cost decrease is due to the decrease in sales. The major change in operating expenses over the two periods is $75,000 or 25.5% reduction of selling and administrative expense. The reduction is due to several factors including reduced commission on reduced sales, downsizing and reduced advertising on the company's older line of products.The
 of products in the third quarter of 1996






Liquidity and Capital Requirements

	The registrant believes funds provided from operations, short-term lines of credit will be sufficient to funds its immediate needs for working capital.
 Capital expenditures over the foreseeable future will be minimal and funded form working capital or placed on short-term leases.
Over the past year the Registrant believes inflation has not had a material adverse effect on its revenues and earnings.




	CLARY CORPORATION
	NOTES OF PART I OF THIS REPORT



NOTE 1: As of March 31,1996, the registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of 9% convertible subordinated notes. In addition, the registrant has reserved 15,000 shares of common stock for purchase by directors, officers or employees under a non-qualified stock option plan plus and an additional 59,000 shares reserved for purchases by officers and employees under its Employee Incentive Stock option plan.



NOTE 2: This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the interim period. The report has not been reviewed by our independent public accountants and is therefore, unaudited.


	CLARY CORPORATION
	PART II
	OTHER INFORMATION





Item 1	Legal Proceedings- Refer to registrant's  Annual Report to
	     Share-holders and Form 10K filed with the Securities and
      Exchange	 Commission on March 29,1996 and April 9,1996
      respectively.


Item 2	Changes in Securities - Inapplicable


Item 3	Defaults Upon Senior Securities - Inapplicable


Item 4	Submission of Matters to Vote of Security Holders-Inapplicable


Item 5	Other Information - Inapplicable


Item 6	Exhibits and Reports on Form 8k - None



	SIGNATURES





 	Pursuant to the requirements of the Securities and Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				CLARY CORPORATION
		   (Registrant)





Date: April 25,1996
		                                     D. G. Ash
                                    Chief Financial Officer




Date:April 25,1996
	                                        John P. Clary
		                                  Assistant Secretary