Form 10QSB
period 1996-09-30
CLARY CORP
filed 1997-01-14
CIK 20819

FORM 10-QSB
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Quarter Ended September 30, 1996 Commission File Number 1-3489

	CLARY CORPORATION
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

California                                             95-0630196
------------------------------------------------------------------------------
State or other Jurisdiction of			                      (I.R.S. Employer I.D)
 incorporation or organization)

1960 S. Walker Avenue         Monrovia, California          91016

Registrant's telephone number, including area code (818)359-4486


Indicated by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes X           No___



As of October 25,1996 there were 1,807,319 shares of common stock outstanding.




                                         CLARY CORPORATION
                                      Statement of Operations


                                  Three Months Period  Ended September 30,

Profit and Loss Information
                                        1996                 1995

Net Sales and Other Income			         $1,217,000           $1,667,000

Cost and Expenses
	Cost of products sold				               944,000		           1,219,000
	Engineering and product develop.		       97,000		              93,000
	Selling and Service		 	                 171,000		             245,000
	General and Administrative		             81,000                73,000
	Interest expense			                      44,000                40,000
                                       ----------          ------------
                                       1,337,000              1,670,000
                                       ----------           -----------
Net (loss)                          (     120.000)        (       3,000)
                                     ============           ============


	Net (Loss) per common share          ($     .07)           $     -0-
                                     ============           ============

Average number of shares              1,807,319               1,807,319
                                    -------------           --------------

Dividends per share                     None                    None




                              CLARY CORPORATION
                           Statement of Operations

                    Nine Months Period  Ended September 30,

Profit and Loss Information
                                         1996                 1995

Net Sales and Other Revenue	          $4,416,000          $  4,901,000

Cost and Expenses
	Cost of products sold	                3,256,000             3,490,000
	Engineering and product  develop.       294,000               301,000
Selling and Service                1)    768,000               798,000
	General and Administrative        1)    404,000               229,000
	Interest expense                        133,000               118,000
                                   --------------         ------------
                                       4,855,000             4,936,000
                                   --------------          -------------
 (Loss) before income taxes         (    439,000)          (    35,000)
Income tax expense                         1,000                 1,000
                                  ---------------          -------------
Net (loss)                          ($   440,000)          ($   36,000)
                                  ===============          ==============

	Net (Loss) per common share       ($        .24)          ($      .02)
                                  ===============          ==============

Average number of shares             1,807,319               1,807,319
                                 ----------------         ----------------

Dividends per share                   None                      None

1) In 1996 includes $150,000 in each classification for downsizing, reorganization and future legal expenses.


                                CLARY CORPORATION
                           CONSOLIDATED BALANCE SHEET



ASSETS                              September 30,1996        December 31,1995

CURRENT ASSETS
	Cash                               $      136,000            $   292,000
	Cash Restricted                           300,000                300,000
	Notes and accounts receivable
	less allowance for doubtful
	amounts of $20,000 in 1996 and
	$20,000 in 1995.                          734,000                 838,000
	Inventories, Principally finished goods
	and work-in-process                     1,968,000               2,010,000
	Prepaid Expenses & other assets            50,000                  61,000
                                     ----------------       ---------------
	Total Current Assets                    3,188,000               3,501,000

PROPERTY,PLANT & EQUIPMENT
	Machinery & Equipment                   1,332,000               1,326,000
	Dies, Jigs and Fixtures                    31,000                  31,000
	Leasehold improvements                     60,000                  60,000
                                   ----------------         ---------------
                                         1,423,000               1,417,000
	Less:
	    Accumulated Depreciation.
	    and Amortization                    1,303,000                1,266,000
                                   ----------------         ----------------
                                           120,000                  151,000

OTHER ASSETS
	Miscellaneous	                             65,000                  120,000
                                   ----------------          ----------------
                                            65,000                  120,000
                                   ----------------           ---------------

                  TOTAL ASSETS       $   3,373,000             $  3,772,000
                                    ===============          ================


LIABILITIES AND
 STOCKHOLDERS' EQUITY                   September 30,1996    December31,1995

CURRENT LIABILITIES
	Notes Payable                                $ 760,000         $ 895,000
	Accounts Payable and
 Accrued Expenses                                383,000          421,000
	Accrued Payroll and
 Related Expenses                                184,000          120,000
	Customer deposits                                31,000           31,000
                                         ----------------      --------------
	            Total Current Liabilities	        1,358,000        1,467,000

9.5% Convertible Subordinated Notes due
	October 17,2000                                 600,000          600,000

Long term debt                                   150,000            - 0-

STOCKHOLDER'S EQUITY
	Preferred Stock	                                 55,000           55,000
	Common Stock and additional stated
	value arising from conversion of preferred
	stock	                                        2,509,000         2,509,000
	Additional paid-in capital                    5,099,000         5,099,000
	Beginning of year deficit                    (5,958,000)       (5,958,000)
	Current year's earnings                      (  440,000 )         -0-
	                                          ---------------    --------------
		           Total Equity                      1,265,000          1,705,000
	                                          ---------------    ---------------
TOTAL LIABILITIES & STOCKHOLDER'S
EQUITY                                       $ 3,373,000        $ 3,772,000
                                            ==============     ==============




                              CLARY CORPORATION
                           STATEMENT OF CASH FLOWS

                           For the Nine Month Period
	                             Ended September 30

			                                                 1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
	Operating (Loss)	                               ($  140,000	     $ ( 36,000)
	Reserve for downsizing and legal losses         (   300,000)          -0-
                                                --------------    ------------
                                 Net loss        (   440,000)       (  36,000)
	Adjustments to reconcile net loss
	  to net cash (used) by operating activities:
	    Depreciation and amortization	                   37,000           36,000
	    Provision for losses on accounts receivable        -0-             5,000
    Change in assets and liabilities:
	    decrease in accts. receivable                    104,000           59,000
	    Decrease(Increase) in  Inventory                  42,000         (436,000)
	    Decrease prepaid expenses                         11,000           18,000
     Decrease in other assets                          55,000           32,000
	    Increase in accounts  payable
     and accrued Expenses                              26,000          125,000
	    (Decrease) in customer deposits                    -0-           ( 10,000)
		                                               ------------       -----------
  Net Cash(used) by Operating Activities             ( 165,000)       (207,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital Expenditures                                (   6,000)        ( 8,000)
	                                                --------------      -----------
	Net Cash (used) by investing activities             (   6,000)        ( 8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Net (re-payments) borrowing under
	line of credit                                      ( 135,000)        ( 3,000)
	Principal payments under long-term
	debt and capital lease obligations                    -0-             ( 2,000)
	Reserve for legal contingencies                       150,000            -0-
	                                                  -------------     ----------
Net cash provided(used) by financing activities         15,000        (  5,000)
                                                  --------------      ----------
Net(decrease)in cash and cash equivalents            ( 156,000)        (220,000)

Cash and cash equivalents at beginning of period       292,000          332,000
                                                 --------------       ----------
Cash and cash equivalents at end of period          $  136,000        $ 112,000
                                                   ============       =========




Part I

Management Discussion and Analysis


Results of Operation

Sales and other income for the third quarter 1996 decreased $450,000 or 27.0% from the third quarter of 1995. The decrease is due to decreased orders from the Registrant's two largest customers. Orders from both of these customers should increase in the fourth quarter of 1996. Cost of sales decreased $275,000 or 31.0% in the third quarter of 1996 as compared to the third quarter in 1995. This decrease was due primarily by the decrease sales but was partially credited to the increased margins on the products sold. Engineering and products development decreased $4000.00. Selling and Administrative expenses decreased $66,000. over the comparable quarters. This decrease was due to reduced commission on the reduced sales as well as staff reductions since last year. Interest expenses increased $4,000 in 1996 over the second quarter in 1995.



Liquidity and Capital Requirements

The registrant believes funds provided from operations, inventory reductions and short-term lines of credit will be sufficient to fund its immediate needs for working capital. Capital expenditures over the foreseeable future will be minimal and funded from working capital or placed on short-term leases.

Over the past year the Registrant believes inflation has not had a material adverse effect on its revenues and earnings.






Item #3



                            NOTES TO PART I OF THIS REPORT



NOTE 1: As of September 30,1996, the registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9 1/2 % convertible subordinated notes. In addition, the registrant has reserved 49,000 shares for purchase by officers and key employees under its 1984 Employee Incentive Stock Option Plan and 100,000 shares for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.



NOTE 2: This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The report has not been reviewed by our independent public accountants and is therefore, unaudited.





                                   PART II
                              OTHER INFORMATION





Item 1	Legal Proceedings-
Refer to registrant's Annual Report to Shareholders and Form 10KSB filed with the Securities and Exchange Commission on March 29,1996 and April 9,1996 respectively. Also refer to the Registrant's form 10-QSB for the quarter ended June 30,1996


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




                                        CLARY CORPORATION
                                           (Registrant)





Date: OCTOBER  28,1996
                                                      D. G. Ash
                                               Chief Financial Officer




Date:OCTOBER  28,1996
                                                  John J. Guerin
                                                    Secretary