Form 10KSB
period 1996-12-31
CLARY CORP
filed 1997-05-07
CIK 20819

SECURITY AND EXCHANGE COMMISSION
               WASHINGTON. D.C. 20549
                    FORM 10-KSB


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31,1996
           COMMISSION FILE No. 1-3489

REGISTRANT NAME: CLARY CORPORATION

STATE OF INCORPORATION: CALIFORNIA

EIN: 95-0630196

ADDRESS:1960 S WALKER AVE, MONROVIA, CALIFORNIA 91016

REGISTRANT TELEPHONE NUMBER: 818/359-4486

SECURITIES REGISTERED PURSUANT SECTION 12 (g) OF ACT: NONE


The registrant has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past ninety(90) days.

There are not delinquent filers in response to item 405 of Regulation S-B if not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge is definitive Proxy or information statement incorporated by reference to part III of this form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most fiscal year were $5,360,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21,1997 amounted to $760,000.

The registrant had 1,807,319 shares of common stock outstanding as of March 21,1996


LISTING OF DOCUMENTS INCORPORATED BY REFERENCE

(1) Part II - Items 5,6,7 and 8 Annual Report to Shareholders for fiscal year ended December 31,1996

(2) Part III - Item 10,11,12 and 13. Definitive proxy statement for the 1996 Annual Meeting Of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31,1996.



                             PART I

Item 1	Business

The Registrant's operations are presently conducted through its Precision Instrument Division located in Monrovia, California. The product presently being produced by the Precision Instrument Division consist of a line of uninterruptible power supplies (U.P.S.) ranging in size from 500va to 37.5 kva. The U.P.S. is a power system that can both smooth out voltage fluctuations and maintain a power load under power blackout conditions. U.P.S.'s are designed to provided fifteen minutes or more(depending on number of batteries) of support power to computers, scientific products, communications systems, or similar equipment should utility power fail. While the utility power is availa-ble, the U.P.S. provides isolation from voltage or frequency which disturb the systems operation.

The registrant markets the U.P.S. trough trade publications, tradeshows and telemarketing. However, sales are generally made by the Registrant through distributors who sell the products to end-users. For the year 1996, Nova Power System, a major distributor through its direct and indirect sales accounted for more than thirty percent of the Registrant's total sales.

The Registrant assembles finished components and other materials to produce its products. Relatively little fabrication of raw materials is done by the Registrant. The Registrant purchases imported raw material and finished components used in production of the Registrant's products. Thus, the Registrant is dependent upon the ability of suppliers to meet performance specifications, quality standard and delivery schedules. The Registrant endeavors to assure availability of sources of supplies and does not antici-pate any shortages which would adversely affect production schedules.

Competition - The markets for the registrant's products highly competitive.
The Registrant is aware of approximately forty competitors for on-line UPS products. Many of these companies have far greater financial resources than the registrant. The Registrant competes primarily on the basis of the quality, reliability and technical sophistication of its products, although price remains an important factor. The registrant attempts to locates niche markets for UPS products where greater reliability is required by customer.

Substantially all of the Registrant's products are subject of ongoing modification and I improvment and are subject to scientific and technological changes.

Backlog - The following table sets forth the amounts representing orders believed by the Registrant to be firm. The backlog at December 31,1996 represents orders which the Registrant expects to deliver during 1997. There are no seasonal effects on orders.


FIRM BACKLOG AS OF DECEMBER 31,1996: $78,860.

FIRM BACKLOG AS OF DECEMBER 31,1995: $209,045.


Other - As of December 31,1996, the Registrant employed 25 people, all of which are full-time employees.

Other required information as to the Registrant's description of business operations and its development is incorporated herein by reference to pages 1 through 3 in the Registrant's 1996 Annual Report to Shareholders and the Registrant's financial statements contained therein, each incorporated by reference in this report.

Item 2.
Properties:Home Office and Precision Instrument Division
           (Monrovia,California)

Sq.Fts.Leased:    26,000

Annual Rental:   $220.000

Term:           05/31/98

During fiscal 1996 properties were utilized at approximately 60% of capacity

The Registrant believes its properties are suitable for its needs.



Item 3.	Legal Proceedings

In 1996 the company entered into a verbal distributor agreement granting a distributor the non-exclusive rights to distribute certain products of its former CAD division. In 1991, the company filed suit to recover the uncollected balance of its receivable due from the distributor.
The distributor filed a countersuit alleging misrepresentation.
On May 24,1993 the jury awarded the distributor net damages of approximately $264,000 including double damages, legal cost and interest. In November 1993, the Company filed and appeal against this judgment and provided a supersedeas bond secured by $300,000 certificate of deposit. On November 8,1994, the Court of Appeals issued an order reversing the trial courts judgment against the Company. On January 23,1995 the distributor files an Application for Writ of Error with the Supreme Court of Texas. On July 7,1995, the Supreme Court of Texas ordered the judgment of the Court of appeals be reversed and the cause be remanded back to that court for further proceedings. On July 20, 1995, the company filed a motion for Rehearing with the Supreme Court.
On May 6,1996, the Supreme Court remanded the case to the Court of Appeals for consideration on the merits aside from the previous issues submitted to them.

Management has estimated a range of amounts for the potential loss, including legal costs, relating to this matter and an amount considered management to be the probable loss was provided for in the statement of operations for 1993 as loss from discontinued operations. After the Supreme Court ordered the judgement of the Court of Appeals be reversed, the Company established additio-nal reserves in 1996. An unfavorable resolution of this matter to the company could result in an additional liability of approximately $150,000 which has not been reflected in the financial statements.



                            Part II

Item 4.	Submissions Matters to Vote of Security Holder- Not applicable

Item 5.	Market for Registrant's Common Equity and Related  Shareholders Matters
       	(Annual Report, page#10)

Item6.	Selected Financial Data
       (Annual Report, page #11)

Item 7.	Management's Discussion and Analysis of Financial Conditions and
        Result of	Operations.
       (Annual Report, page #3)

Item 8.	Financial Statemants and Supplemental Data.
        (Annual Report, pages 4,5,6)

On the Above Items 5 through 8 reference is mades to the Registrant's Annual Report to the Shareholders for the year anded December 31,1996. incorporated by reference in this report.


Item 9.	Disagreements on Accounting and Financial Disclosures - None



                             Part III

Item 10. Directors and Executive Officers of the Registrant.
         (Proxy. pages 3.4)

The Directors and Executive Officers are incorporated by reference to information contained in Registrant's Proxy Statements to be filed with the commission pursuant to Regulation 14A.

Item 11. Management Remuneration and Transactions.
         (Proxy, page 5)

Item 12. Security Ownership of Certain Beneficial Owners and Management.
	        (Proxy, page 3)

Item 13. Certain Relationships and Related Transactions.
         (Proxy, page 4,5)

Item 10 through 13 are incorporated by reference to information in the Registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A.



                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)-(1)-Financial Statements

The following financial statements are included in the Registrant's Annual Reports to Shareholders for the year ended December 31,1996 (incorporated by reference in this report):

   	Report of Independent Certified Public Accountants
    (Annual Report, page 10)

   	Statements of Operations for the years ended December 31,1996,1995 and 1994.
   	(Annual Report, page 4)

   	Balance Sheet-for the years ended December 31,1996 and 1995 (Annual Report, page 5)

   	Statements of Stockholder's Equity for three years ended December 31,1996 (Annual Report, page 7)

   	Statements of Cash Flows for the years ended December 31,1996,1996 and
    1994
    (Annual Report, page 6)

    Notes to Financial Statements.
    (Annual Report, page 7,10)



(2)- Report of Independent Certified Public Accountants on Schedules


     The following schedules are included in this report:

    	II- Valuations Accounts and Reserves - 1996 and 1995

    	Schedules other than those listed above are omitted as not applicable,
     not	required or the information is included in the financial statements
     or notes	thereto


(3) Exhibits

3.1 	Articles of incorporation with all amendments to date(incorporated by
    	reference from Registrant's Annual Reports with Form 10K for the year ended December 31,1992)

3.2 	Bylaws of the Registrant (incorporated by reference from Registrant's
 		 	Annual Report with  Form 10K for the year ended December 31,1992)

4.1 	9.5% Convertible Subordinated Note Agreement (incorporated with Form
     10K for the year ended December 31,1995)

4.2 	Statements of Preferences of Preferred Stock (incorporated by
     reference	from Registrant's Annual Report with Form 10K for the year
     ended December 31,1992) See Exhibit 3.1

10.1	Credit Agreement between Clary Corporation and the First American
		   Bank (incorporated with Form 10K for the year ended December 31,1995)

10.3	1984 Stock Option Plan (incorporated by reference form Registrant's
  	  Annual Report with Form 10K for the year ended December 31,1992)

10.4 1996 Stock Option Plan (incorporated with this report)

13.1	Annual Report to Shareholders for the year ended December 31,1996
	    (incorporated by reference in this report)


(B)-	Reports on Form 8-k- NONE



                       CLARY CORPORATION

         SCHEDULE II- VALUATION ACCOUNTS AND RESERVES
             YEARS ENDED DECEMBER 31,1996 AND 1995
     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND INVENTORY RESERVES


  					                    1996          1995

BEGINNING BALANCE		     $37,000      	$33,000

ADDITIONAL CHARGES
TO COST AND EXPENSES		   37,000 	      36,000

DEDUCTIONS			     	      34,000        32,000

ENDING BALANCE				       40,000        37,000






                         STONEFIELD JOSEPHSON
                       ACCOUNTANCY CORPORATION



    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE




Board of Directors
Clary Corporation

In connection with our audit of the financial statements of Clary Corporation referred to in our report dated February 6,1997, which is included in the annual report to security holders and incorporated by reference in
Part II of this form, we have also audited schedule II for the years ended December 31,1996 and 1995. In our opinion, this schedule present fairly, in all material respects, the information required to be set forth therein.



						Stonefield Josephson
						Accountancy Corporation


Santa Monica, California
February 6,1997






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


Dated:March 28,1997


	President and Chief Executive Officer
          John G. Clary


                Directors:


March 28,1997		                     	D.G. Ash

March 28,1997                   	 John G. Clary

March 28,1997                     John P. Clary

March 28,1997	            		      John J. Guerin