Form 10QSB
period 1997-03-31
CLARY CORP
filed 1997-05-07
CIK 20819

FORM 10-QSB
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Quarter Ended March 31,1997 Commission File Number 1-3489

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


                     Yes X           No___



As of April 22,1997 there were 1,807,319 shares of common stock outstanding.

Transitional Small Business Disclosure Format-  YES


                                         CLARY CORPORATION
                                      Statement of Operations


                                  Three Months Period  Ended March 31,

Profit and Loss Information
                                        1997                 1996

Net Sales and Other Income			         $  848,000           $1,645,000

Cost and Expenses
	Cost of products sold				               594,000		           1,185,000
	Engineering and product develop.		       85,000		             104,000
	Selling and Service		 	                 114,000		             222,000
	General and Administrative		             80,000                85,000
	Interest expense			                      30,000                45,000
                                       ----------          ------------
                                         903,000              1,641,000
                                       ----------           -----------
Net (loss)                          (     55,000)        (       4,000)
                                     ============           ============


	Net (Loss) per common share          ($     .03)           $     -0-
                                     ============           ============

Average number of shares              1,807,319               1,807,319
                                    -------------           --------------

Dividends per share                     None                    None



                                CLARY CORPORATION
                           CONSOLIDATED BALANCE SHEET



ASSETS                              March 31,1997        December 31,1996

CURRENT ASSETS
	Cash                               $      259,000            $   123,000
	Cash Restricted                           300,000                300,000
	Notes and accounts receivable
	less allowance for doubtful
	amounts of $13,000 in 1997 and
	$20,000 in 1996.                          372,000                 469,000
	Inventories, Principally finished goods
	and work-in-process                     1,826,000               1,908,000
	Prepaid Expenses & other assets            61,000                  42,000
                                     ----------------       ---------------
	Total Current Assets                    2,818,000               2,842,000

PROPERTY,PLANT & EQUIPMENT
	Machinery & Equipment                   1,336,000               1,336,000
	Dies, Jigs and Fixtures                    31,000                  31,000
	Leasehold improvements                     60,000                  60,000
                                   ----------------         ---------------
                                         1,427,000               1,427,000
	Less:
	    Accumulated Depreciation.
	    and Amortization                    1,324,000                1,312,000
                                   ----------------         ----------------
                                           103,000                  115,000

OTHER ASSETS
	Miscellaneous	                             59,000                   59,000
                                   ----------------          ---------------

                  TOTAL ASSETS       $   2,980,000             $  3,016,000
                                    ===============          ================


LIABILITIES AND
 STOCKHOLDERS' EQUITY                 March 31,1997     December 31,1996

CURRENT LIABILITIES
	Notes Payable                             $ 600,000         $ 650,000
	Accounts Payable and
 Accrued Expenses                            686,000           603,000
	Accrued Payroll and
 Related Expenses                             71,000            90,000
	Customer deposits                            29,000            24,000
                                         ----------------     --------------
	            Total Current Liabilities	     1,386,000         1,367,000

9.5% Convertible Subordinated Notes due
	October 17,2000                               600,000          600,000


STOCKHOLDER'S EQUITY
	Preferred Stock	                                 55,000           55,000
	Common Stock and additional stated
	value arising from conversion of preferred
	stock	                                        2,509,000         2,509,000
	Additional paid-in capital                    5,099,000         5,099,000
	Beginning of year deficit                    (6,614,000)       (6,614,000)
	Current year's earnings                      (   55,000 )         -0-
	                                          ---------------    --------------
		           Total Equity                        994,000          1,049,000
	                                          ---------------    ---------------
TOTAL LIABILITIES & STOCKHOLDER'S
EQUITY                                       $ 2,980,000        $ 3,016,000
                                            ==============     ==============




                              CLARY CORPORATION
                           STATEMENT OF CASH FLOWS

                           For the Three Month Period
	                             Ended March 31

			                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net (loss) earnings	                             ($  55,000)    $   4,000
	Adjustment to reconcile net(loss) earnings
 to net cash provided by (used for) operating
 activities:
	    Depreciation and amortization	                   12,000         13,000
	    Provision for losses on accounts receivable    (  7,000)           -0-
    Change in assets and liabilities:
	    Decrease(increase) in accts. receivable         104,000         59,000
	    Decrease(Increase) in  Inventory                 82,000        (84,000)
	    (Increase)decrease prepaid expenses             (19,000)         5,000
     Decrease in other assets                          -0-            1,000
     Increase in accounts  payable
     and accrued Expenses                             64,000         40,000
	    Increase in customer deposits                     5,000         32,000
		                                               ------------       -----------
  Net cash provided by (used for) operating
  activities                                          186,000       (375,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital Expenditures                                 -0-             (2,000)
	                                                --------------      -----------
	Net Cash (used) by investing activities             -0-             ( 2,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Net (re-payments) borrowing under
	line of credit                                     ( 50,000)         155,000
	                                                  -------------     ----------
Net cash provided(used) by financing activities     ( 50,000)         155,000
                                                  --------------      ----------
Net increase(decrease)in cash
and cash equivalents                                 136,000         (222,000)

Cash and cash equivalents at beginning of period     123,000          292,000
                                                 --------------       ----------
Cash and cash equivalents at end of quarter       $  259,000        $  70,000
                                                   ============       =========




Part I

Item #2
Management Discussion and Analysis


Results of Operation

Sales and other revenues for the first quarter 1997 decreased $797,000 or 48.5% from the first quarter of 1996. The decrease was caused by reduced sales the Registrant's largest customers and a reorganization of the company's sales department. During 1996 the company entered into strategic alliance with an affiliate Company to develop a new line of digital power system to partially replace its older, but still reliable analog power boards.
The first quarter 1996 reflects higher sales of the older line which will not adequately replaced with the new line until the third quarter of 1997.

Cost of sales decreased $591,000 or 49.9 over the period. This cost decrease was due to the decreased sales. Selling and administrative expenses decreased $113,000 or 36.8% over teh period. The majority of this decrease was reduced commission on the reduced sales as well as general reorganizing of the sales department. Engineering and development expenses in the quarter for 1997 were reduced $19,000 or 18.3%. This reduction was due to product development alliance the Company has with its affiliate. Interest expenses was reduced by $15,000. or 33.4% due to reduced borrowing as cash flow was enhanced by reduction of inventories.


Liquidity and Capital Requirements

The Registrant believes funds provided from operations and short-term lines of credit will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal and funded from working capital or placed on short-term leases.

The Registrant's short-term secured borrowing with the bank is subject to renewal in May 1,1997.





Item #3



                            NOTES TO PART I OF THIS REPORT



NOTE 1: As of March 31,1997, the registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9 1/2 % convertible subordinated notes. In addition, the registrant has reserved 26,000 shares of common stock for purchase by officers or employees under its 1984 Employee Incentive Stock Option
Plan and an additional 100,000 shares reserved for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its Executive Vice-President under a non-qualified stock option plan.



NOTE 2: This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The report has not been reviewed by our independent public accountants and is therefore, unaudited.





                                   PART II
                              OTHER INFORMATION





Item 1	Legal Proceedings-
Refer to registrant's Annual Report to Shareholders and Form 10KSB filed with the Securities and Exchange Commission on March 28,1997

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




                                        CLARY CORPORATION
                                           (Registrant)





Date:April 24,1997
                                       John G. CLary
                               President and Chief Executive Officer




Date:April 24,1997
                                        Donald G. Ash
                               Treasurer and Chief Financial Officer