Form 10QSB
period 1997-06-30
CLARY CORP
filed 1997-08-12
CIK 20819

FORM 10-QSB
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the Quarter Ended June 30,1997 Commission File Number 1-3489

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


                     Yes X           No___



As of July 23,1997 there were 1,807,319 shares of common stock outstanding.


                                         CLARY CORPORATION
                                      Statement of Operations


                                  Three Months Period  Ended June 30,

Profit and Loss Information
                                        1997                 1996

Net Sales and Other Income			         $1,153,000            $1,554,000

Cost and Expenses
	Cost of products sold				               754,000		           1,127,000
	Engineering and product develop.		       89,000		              93,000
	Selling and Service		 	                 152,000		             225,000
	General and Administrative		             66,000                88,000
 Reserve for reorganization,downsizing
 and potential legal losses               -0-                  300,000
	Interest expense			                      33,000                44,000
                                       ----------          ------------
                                        1,094,000             1,877,000
                                       ----------           -----------
Profit (loss) before income taxes          59,000          (    323,000)

Income tax expenses                         1,000                 1,000
                                       ----------           -----------
            Net profit (loss)              58,000          (    324,000)
                                       ==========          =============


	Net (Loss) per common share           $     .03           $     (.18)
                                     ============           ============

Average number of shares              1,807,319               1,807,319
                                    -------------           --------------

Dividends per share                     None                    None


                       CLARY COPRPORATION
                     STATEMENT OF OPERATIONS

                                       THREE MONTHS PERIOD ENDED JUNE30,

Profit and Loss Information                 1997                 1996

Net Sales and Other Income               $2,001,000          $3,199,000

Cost and Expenses:
 Cost of products sold                    1,348,000           2,312,000
 Engineering and Products Develop.          174,000             197,000
 Selling and Service                        266,000             447,000
 General and Administrative                 146,000             173,000
 Reserve for reorganizations,downsizing
 and potential legal losses                   -0-               300,000
 Interest expenses                           63,000              89,000
                                         ------------         -----------
                                          1,997,000           3,518,000
                                         ------------        ------------
Profit (loss) before income taxes             4,000          (  319,000 )
Income tax expense                            1,000               1,000
                                         -----------         ------------
               Net profit (loss)              3,000          (  320,000)
                                         ===========         ============
Profit (loss) per common share:          $     -0-          $      (.18)
                                         ===========         ============
Average number of shares                  1,807,319            1,807,319

Dividends per share                         None                 None


                                CLARY CORPORATION
                           CONSOLIDATED BALANCE SHEET



ASSETS                              June 31,1997        December 31,1996

CURRENT ASSETS
	Cash                               $      155,000            $   123,000
	Cash Restricted                           300,000                300,000
	Notes and accounts receivable
	less allowance for doubtful
	amounts of $14,000 in 1997 and
	$20,000 in 1996.                          686,000                 469,000
	Inventories, Principally finished goods
	and work-in-process                     1,667,000               1,908,000
	Prepaid Expenses & other assets            96,000                  42,000
                                     ----------------       ---------------
	Total Current Assets                    2,904,000               2,842,000

PROPERTY,PLANT & EQUIPMENT
	Machinery & Equipment                   1,353,000               1,336,000
	Dies, Jigs and Fixtures                    31,000                  31,000
	Leasehold improvements                     68,000                  60,000
                                   ----------------         ---------------
                                         1,452,000               1,427,000
	Less:
	    Accumulated Depreciation.
	    and Amortization                    1,337,000                1,312,000
                                   ----------------         ----------------
                                           115,000                  115,000

OTHER ASSETS
	Miscellaneous	                             59,000                   59,000
                                   ----------------          ---------------

                  TOTAL ASSETS       $   3,078,000             $  3,016,000
                                    ===============          ================


LIABILITIES AND
 STOCKHOLDERS' EQUITY                 June 30,1997     December 31,1996

CURRENT LIABILITIES
	Notes Payable                             $ 725,000         $ 650,000
	Accounts Payable and
 Accrued Expenses                            607,000           603,000
	Accrued Payroll and
 Related Expenses                             73,000            90,000
	Customer deposits                            21,000            24,000
                                         ----------------     --------------
	            Total Current Liabilities	     1,426,000         1,367,000

9.5% Convertible Subordinated Notes due
	October 17,2000                               600,000          600,000


STOCKHOLDER'S EQUITY
	Preferred Stock	                                 55,000           55,000
	Common Stock and additional stated
	value arising from conversion of preferred
	stock	                                        2,509,000         2,509,000
	Additional paid-in capital                    5,099,000         5,099,000
	Beginning of year deficit                    (6,614,000)       (6,614,000)
	Current year's earnings                           3,000            -0-
	                                          ---------------    --------------
		           Total Equity                      1,052,000         1,049,000
	                                          ---------------    ---------------
TOTAL LIABILITIES & STOCKHOLDER'S
EQUITY                                       $ 3,078,000        $ 3,016,000
                                            ==============     ==============




                              CLARY CORPORATION
                           STATEMENT OF CASH FLOWS

                           For the Six Months Period
	                              Ended June 30,

			                                                 1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net (loss) earnings	                             $  3,000       $( 20,000)
 Reserve for downsizing and legal losses               -0-        (300,000)
                                                  ---------      ----------
                     Net profit (loss)               3,000        (320,000

Adjustment to reconcile net loss to net cash
  used for operating activities:
	    Depreciation and amortization	                   25,000         25,000
	    (Used)Provision for losses on
        accounts receivable                          (  6,000)       30,000
    Change in assets and liabilities:
	    Decrease(increase) in accts. receivable         (211,000)     (384,000)
	    Decrease(Increase) in  Inventory                 241,000      (110,000)
	    Decrease(increase) prepaid expenses             ( 54,000)     ( 22,000)
     Decrease in other assets                          -0-           45,000
     Increase(decrease) in accounts  payable
      and accrued Expenses                           ( 13,000)      365,000
	    Increase(decrease) in customer deposits         (  3,000)       15,000
		                                               ------------     -----------
  Net cash used for Operating Activities:            ( 18,000)     (356,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Capital Expenditures                                ( 25,000)     (  5,000)
	                                                --------------      -----------
	Net Cash (used) by investing activities             ( 25,000)     (  5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
	Net borrowing under	line-of-credit                    75,000        55,000
 Reserve for legal contingencies                         -0-        150,000
	                                                  ------------    -----------
Net cash provided by financing activities              75,000       205,000
                                                   ------------    -----------
Net increase(decrease)in cash
 and cash equivalents                                  32,000      (156,000)

Cash and cash equivalents at beginning of period      123,000       292,000
                                                 --------------     ----------
Cash and cash equivalents at end of quarter        $  155,000     $ 136,000
                                                   ============    ==========




Part I

Item #2
Management Discussion and Analysis


Results of Operation

Sales and other revenues for the second quarter 1997 decreased $401,000 or 25.8% from the second quarter of 1996. This reduction was planned in the Registrant's efforts to replace imported products for resale with its newly developed power peoducts.

Cost of orders decreased $373,000 or 33.1% over the two periods. This cost decrease was due primarily by the sales decrease but was further assisted by larger margin on the newer products sold. Selling and administrative expenses were decreased $95,000 or 36.4% over compared quarters. The majority of this decrease was commission on the reduced sales as well as a general reorganization of the sales department. With the new product line ready to sell, sales expenses will be once again increasing over the next few quarters. Engineering and development decreased $4,000 over the two quarters. Interest expenses decreased $11,000 or 25.0% due to reduced borrowing as cash flow was enhanced through operating earnings and inventory reductions.

In the second quarter 1996, the Registrant established a $300,000 reserve for reorganization expenses and additional legal fees associated with a prior law suit.



Liquidity and Capital Requirements

The Registrant believes funds provided from operations and short-term lines of credit will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal and funded from working capital or placed on short-term leases.

The Registrant's short-term secured borrowing with the bank is subject to renewal in May 1,1997.





Item #3



                            NOTES TO PART I OF THIS REPORT



NOTE 1: As of June 30,1997, the registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9 1/2 % convertible subordinated notes. In addition, the registrant has reserved 26,000 shares of common stock for purchase by officers or employees under its 1984 Employee Incentive Stock Option
Plan and an additional 100,000 shares reserved for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its Executive Vice-President under a non-qualified stock option plan.



NOTE 2: This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. The report has not been reviewed by our independent public accountants and is therefore, unaudited.





                                   PART II
                              OTHER INFORMATION





Item 1	Legal Proceedings-
Refer to registrant's Annual Report to Shareholders and Form 10KSB filed with the Securities and Exchange Commission on March 28,1997. Since this filing the Second Court of Appeals rendered a Judgment on Remand on July 3,1997 reversing, remanding, rendering and affirming, in part, the judgment of the original trial court. Essentially, the Second Court of Appeals reduced the net damages to approximately 20% of the original award. The distributor is expected to file for a hearing by the Supreme Court of Texas on this matter.


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




                                        CLARY CORPORATION
                                           (Registrant)





Date:July 25,1997
                                       John G. CLary
                               President and Chief Executive Officer




Date:July 25,1997
                                        Donald G. Ash
                               Treasurer and Chief Financial Officer