Form 10QSB
period 1997-09-30
CLARY CORP
filed 1997-12-02
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997

Commission file Number     1-3489

                   CLARY CORPORATION
(Exact name of registrant as specified in its charter.)

    CALIFORNIA, U.S.A.                    95-0630196
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

1960 S WALKER AVE. MONROVIA CA, U.S.A.        91016
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(626) 359-4486

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]



     Common Stock, $1 Par Value - 1,807-319 shares as of
     October 27, 1997.


                 PART I. - FINANCIAL INFORMATION

                      CLARY CORPORATION

           STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

              FOR THE THREE MONTHS AND NINE MONTHS

                ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)


(Amounts in thousands, except per share data)
                            Three months ended  Nine months ended
                               September 30       September 30
                            __________________  _________________
                              1997      1996     1997     1996
                             ______    ______   ______   ______
Net Sales                    $1,397    $1,217    $3,398   $4,416

Cost of goods sold              909       944     2,257    3,256
                             ______    ______   ______   ______

Gross Profit(Loss)              488       273     1,141    1,160
Engineering & Prod.Develop.      76        97       250      294
Selling, general and
 administrative expenses        373       252       785     1172 (1)
                             ______    ______   ______   ______

Operating Earnings(loss)         39     (  76)     106     (306)
Interest Expense                 36        44       99      133
Income tax expense                0         0        1        1
                             ______    ______   ______   ______

Net Earning (Loss)                3     ( 120)       6    (440)
                             _______   _______  _______  _______

Average number of shares   1,807,319  1,807,319  1,807,319  1,807,319

Net Earning(Los) per share  $ 0        $ (.07)     $  0     $ (.24)

(1)In 1996 includes $300,000 for downsizing, reorgnanization, and future legal expenses.

See Accompanying Notes to Financial Statements

                                CLARY CORPORATION

                                 BALANCE SHEETS
                                  (Unaudited)

(Amounts in thousands, except per share data)
                               September 1997      December 1996
                               ______________      ______________

ASSETS
Current Assets
  Cash                                $  212             $  123
  Cash rstricted                         300                300
  Accounts receivable trade              883                469
  Inventories                          1,537              1,908
  Prepaid expenses                        76                 42
                                      ______             ______
Total Current Assets                   3,008              2,842
 Machinery and Equipment, Dies
 jigs and fixtures,Leasehold
 improvement.
  less: accumulated depreciation of
  $1,351,000 and $1,312,000             104                 115

 Other Assets                            59                  59
                                      ______             ______
TOTAL ASSETS                           3,171              3,016
                                      ======             ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes Payable                       $  725             $  650
  Accounts Payable and expenses          701                603
  Accrued Payroll and expenses            68                 90
  Customer Deposits                       22                 24
                                      ______             ______
Total Current Liabilities              1,516              1,367

 9.5% Convertible Subordinated Note
 due October 17,2000                     600                600

Stockholder's Equity
  Preferred Stock                         55                 55
  Common stock and additional stated
  value arising from conversion of
  preferred stock                      2,509              2,509
  Additional paid-in Capital           5,099              5,099
  Beginning of year deficit           (6,614)            (6,614)
                                      _______            _______
Total Stockholders' Equity            $1,055             $1,049

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $3,171             $3,016
                                     ========            ========

See Accompanying Notes to Financial Statements

                        CLARY CORPORATION

                    STATEMENTS OF CASH FLOWS

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)

(Amounts in thousands)
                                        1997               1996

Cash Flow From Operating Activities:
 Operating Earnings(Loss)              $  6             $ (140)
 Reserve for downsizing and legal
 losses                                   0               (300)
                                      _______            _______
            Net earning(loss)             6               (440)

Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities
  Depreciation and amortization           39                 37
  Provision for losses on Accounts
  Receivable                              (6)                 0
 Changes in assets and liabilities:
  (Increase)decrease in receivables     (408)               104
  Decrease in inventories                371                 42
  (Increase)decrease prepaid expenses    (34)                11
  Decrease in other assets                 0                 55
  Increase in Accounts payable and
  accrued expenses                        76                 26
  Decrease in customer deposits           (2)                 0
                                      _______            _______
Net Cash Used In Operating Activities $   42            $ ( 165)
                                      _______            _______

Cash Flow From Investing Activities:
  Capital expenditures                $  (28)            $   (6)
                                      -------            -------
Net cash (used for)
  Investing Activities                $  (28)            $   (6)

Cash Flow From Financing Activities:
 Net borrowings (repayment) under
 line-of credit                           75               (135)
 Reserve for legal contingencies           0                150
                                      _______            _______
Net Cash Provided From
  Financing Activities                $   75             $   15
                                      _______            _______
  Net increase(decrease) in Cash
  and cash equivalent                     89                (156)

Cash and cash equivalent at
Beginning of Year                    $   123             $   292
                                      _______            _______
Cash and cash equivalent at
End of Period                        $   212             $   136
                                      ========           ========

See Accompanying Notes to Financial Statements

                        CLARY CORPORATION

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                       September 30, 1997

Liquidity and Capital Resources

     The registrant believes funds provided form operations and short-term lines of credits will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal and funded from working or placed on short-term leases.





Results of Operations

     Sales and other revenues for the third quarter of 1997 increased $180,000 or 14.8% from the third quarter of 1996. This increase was due to the Registrant's new digital power products introduction to the marketplace.

     Cost of sales decreased $35,000 or 3.7% over the two periods. This cost decrease was due to larger margins on the newer products sold. Selling and Administrative expenses increased $121,000 or 48.0% over the compared quarters. The majority of this increase was commission on the increased sales as well as a general rebuilding of the sales department. With the new product line ready to sell, sales expenses will de gradually increasing over the next few quarters Engineering and development decreased $21,000 or 21.6% over the two quarters. This decrease was due to outsourcing projects in a strategic partnership. Interest expenses decreased $8,000 or 18.2% due to reduced borrowing as cash flow was enhanced through operating earnings and inventory reductions.

    In the second quarter 1996, the registrant established a $300,000 reserve for reorganization expenses and additional legal fees associated with a prior law suit.

                NOTES TO PART I OF THIS REPORT


NOTE 1

     As of September 30,1997. the Registrant has 12,688 shares of common stock reserved for convertion of preferred stock and 600,000 shares reserved for the conversion of the 9.5% convertible subordinated notes. In additio the Regis-trant has reserve 26,000 shares of common stock for purchases by officers or employees under its 1984 Incentive Stock Plan and an additional 80,000 shares reserved for purchases by officers and key employees under 1996 Employee Incen-tive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchases by its Executive Vice-President under a non-qualified stock option plan.


NOTE 2

     This report reflects all adjustmens which are, in the opinion of the management, neccesary to present a fair statement of the results for the interim period. The reports has not been reviewed by our independent public accountants and is, therefore, unaudited.

                   PART II - OTHER INFORMATION

Item 1  Legal Proceedings

        Refer to registrant's Annual Report to Shareholders and Form 10-KSB file with the Securities and Exchange Commision on March 28,1997
        Since this filing, the Second Court of Appeals rendered a Judgment on Remand on July 3,1997 reversing, rremanding, rendering and affirming, in part, the judgment of the original trial court. Essentially, the Second Court of Appeals reduced the net damages tp approximately 20% of original award. The distributor is expected to file for hearing by the Supreme Court of Texas on this matter.


Item 2  Changes in Securities - Inapplicable


Item 3  Defaults Upon Senior Securities - Innaplicable


Item 4  Submission of Matters to a Vote of Security Holders - Innaplicable


Item 5  Other Information - Innaplicable


Item #6 Exhibits and Reports on Form 8-K

        a. Exhibits

           Exhibit 27. Financial Data Schedule

        B. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                        CLARY CORPORATION

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   CLARY CORPORATION
                                   Registrant


Date:October 27, 1997
                                   John G. Clary
                                   President and Chief Executive Officer



Date:October 27, 1997
                                   Donald G. Ash
                                   Treasurer and Chief Financial Officer