Form 10KSB
period 1997-12-31
CLARY CORP
filed 1998-04-17
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB


Annual  Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended   December 31, 1997

Commission file Number     1-3489

                   CLARY CORPORATION
(Exact name of Registrant as specified in its charter.)

    CALIFORNIA, U.S.A.                    95-0630196
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

1960 S WALKER AVE. MONROVIA CA, U.S.A.        91016
(Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:
(626) 359-4486

Securities registered pursuant to Section 12 (g) of the Act:
                        NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definite proxy or informa tion statements incorporated by reference to part III of this Form 10-KSB or
any amendment to this Form 10-KSB.   [X]

Issuer's revenues for its most fiscal year were $4,657,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998 amounted to $760,000.

The Registrant had 1,807,319 shares of common stock outstanding as of March 16, 1998.


LISTING OF DOCUMENTS INCORPORATED BY REFERENCE:
----------------------------------------------

(1) Part II-Items 5, 6, 7 and 8 - Annual Report to Shareholders for fiscal year ended December 31, 1997.

(2) Part III - Items 10-11, 12 and 13. Definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 1997.



Item 1:

Business
----------------
The Registrant's operations are presently conducted through its Continuous Power Systems located in Monrovia, California. The product presently being produced consist of a line of uninterruptible power supplies (U.P.S.) ranging in size from 500VA to 37.5 kVA. The U.P.S is a power system that can both smooth out voltage fluctuations and maintain a power load under power blackout conditions. U.P.S.'s are designed to provide fifteen minutes or more (depending on the number of batteries) of support power to computers, scientific products, commu nication systems, or similar equipment should the utility power fail, While the utility power is available, the U.P.S. provides isolation from voltage or fre-quency transients which may disturb the systems operation.

The Registrant markets the U.P.S line through trade publication, tradeshows and telemarketing. However, sales are generally made by the Registrant through distributors who sell the products to end-users. For the year ended 1997, Nova Power Systems, a major distributor through its direct and indirect sales accounted for approximately thirty-eight percent of the Registrant's total sales

The Registrant assembles finished components and other materials to produce its products. Relatively little fabrication or raw materials is done by the Regis-trant. The Registrant purchases raw materials and finished components used in production of the Registrant's products, some of which are imported. Thus, the Registrant is dependent upon ability of suppliers to meet performance speci-fication, quality standards and delivery schedules. The Registrant endeavors to assure availability of source of supplies and does not anticipate any shortages which would adversely affect production schedules.

Competition:
-----------
The markets for the Registrant's products are highly competitive. The Registrant is aware of approximately thirty competitors for online UPS products. Many of these companies have far greater financial resources than the Registrant.
The Registrant competes primarily on the basis of the quality, reliability and technical sophistication of its products, although price remains an important factor. The Registrant attempts to locate niche markets for UPS products where greater reliablity is required by customers.

Substantially, all of the Registrant's products are the subject of on-going modification and improvement and are subject to scientific and technological changes.


Backlog
-------
The following table sets forth the amounts representing orders believed by the Registrant to be firm. The backlog at December 31, 1997 represent orders which the Registrant expects to deliver during 1998. There are no seasonal effects on orders.

                     FIRM BACKLOG AS OF DECEMBER 31,
                     ------------------------------
                     1997                      1996
                    ------                    -------
Backlog            $232,667                   $78,860
                   ========                   ========


Other:
------
As of December 31, 1997, the Registrant employed 32 people, all of which are full-time employees.

Other required information to the Registrant's description of business operations and its general development is incorporated herein by reference to pages 1 through 3 in the Registrant's 1997 Annual Report to Shareholders and the Registrant's financial statements contained therein, each incorporated by reference in this report.



Item 2.
-------
     Properties                Sq. Feet Leased     Annual Rental    Term Date
     ----------                ---------------     -------------    ---------
    Home Office and Continuous    26,000              $110,000       05/31/98
    Power Systems Division        ========            =========      =========
    Monrovia, California

During fiscal year 1997 properties were utilized at approximately 60% of capacity.

The Registrant believes its properties are suitable for its needs and in late
1997 began negotiations with its landlord for a minimum two year extension on its current lease with no increase in rental rates.


Item 3: Legal Proceedings
-------------------------
In 1990, the Company entered into a verbal distribution agreement granting a distributor the non-exclusive right to distribute certain products of its former
CAD Division. In 1991, the Company filed suit to recover the uncollected balance of its receivables due from the distributor. The distributor filed a countersuit alleging misrepresentation. On May 24, 1993, the jury awarded the distributor net damages of approximately $264,000 including double damages, legal costs and interest. In November 1993, the Company filed an appeal against this judgment and provided a supersedeas bond secured by $300,000 certificate of deposit.
On November 8, 1994, the Court of Appeals issued on order reversing the trial courts judgment against the Company. On January 23, 1995, the distributor filed an Application for Writ of Error with the Supreme Court of Texas.
On July 7,1995, the Supreme Court of Texas ordered the judgment of the Court of
Appeals be reversed and the cause be remanded back to that court for further proceedings. On July 20, 1995, the Company filed a Motion for Rehearing with the
Supreme Court. On May 6, 1996, The Supreme Court remanded the case to the Court of Appeals for consideration on the merits aside from the previous issues submitted to them. On July 3, 1997, the Court of Appeals rendered a judgment on
Remand reversing, remanding, rendering and affirming, in part, the judgment of the original trial court. Essentially, the Court of Appeals reduced the net damages to approximately 20% of the original award. The distributor filed for a hearing the Supreme Court of Texas on the Appeal Court judgment. On February 13,
1998. the Supreme Court of Texas denied the petition for review in this case leaving intact the decision by the Court of Appeals. At this time, it is unknown if the distributor will file for Motion for Rehearing. Management has estimated a range of amounts for the potential loss, including legal costs, relating to this matter and an amount considered by management to be the probable loss was provided for in the Statement of Operations for 1993 as loss from discontinued
operations. After the Supreme Court ordered the judgment of the Court of Appeals be reversed, the company established additional reserves in 1996. An unfavorable resolution of this matter to the company could result in an additional lia-
bility of approximately $150,000 which has not been reflected in financial statements.


                                PART II
                               ---------
                                                                  ANNUAL REPORT
                                                                     PAGES
                                                                 --------------
Item 4:
-------
Submission Matters to a vote of Security Holders - NOT APPLICABLE


Item 5:
-------
Market for Registrant's Common Equity and Related Shareholder
Matters.                                                                  10

Item 6:
-------
Selected Financial Data                                                   11

Item 7:
-------
Management's Discussion and Analysis of Financial Conditions and
Results of Operations.                                                     3

Item 8:
-------
Financial Statements and Supplemental Data                            4,5,6

On above items 5 through 8 reference is made to the Registrant's
Annual Report to Shareholders for the year ended December 31,1997 incorporated by reference in this report.

Item 9:
-------
Disagreements on Accounting and Financial Disclosure - NONE


                             PART III
                             --------
                                                                   PROXY PAGES
                                                                   ------------

Item 10:
--------
Directors and Executive Officers of the Registrant                     3-4

The Directors and Executive Officers are incorporated by reference to information contained in Registrant's Proxy Statement to be filed wirh the commission pursuant to Regulation 14A.

Item 11:
--------
Management Remuneration and Transactions                                 5

Item 12:
--------
Security Ownership of Certain Beneficial Owners and Management           3

Item 13:
--------
Certain Relationships and Related Transactions                           4-5

Items 10 through 13 are incorporated by reference to information in the Registrant's proxy statement to be filed with the Commission pursuant to regulation 14A.


                             PART IV
                             -------

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)  (1) Financial Statements                                   Annual Report
         --------------------                                       Pages
                                                                -------------

The following financial statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (incorporated by reference in this report):


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  10

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
31, 1997, 1996 AND 1995                                              4

BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 1997
AND 1996                                                             5

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS
ENDED DECEMBER 31, 1997                                              7

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
31, 1997, 1996 AND 1995                                              6

NOTES TO THE FINANCIAL STATEMENTS                                   7-10

     (2) Report of Independent Certified Public Accountants on Schedules
         ----------------------------------------------------------

The following schedules are included in this report:

   II- Valuation Accounts and Reserves - 1997 and 1996

   Schedules other than those listed above are omitted as not applicable, not required or the information is included in the financial statements or notes thereto.

    (3) Exhibits
        --------
        3.1) Articles of incorporation with all amendments to date
             (incorporated by reference from Registrant's Annual
             Report with Form 10K for the year ended December 31,
             1992).

        3.2) Bylaws of the Registrant (incorporated by reference from Registrant's Annual Report with Form 10K for the year ended
             December 31, 1992).

        4.1) 9.5% Convertible Subordinated Note Agreement (incorporated by reference from Registrant's Annual Report with Form 10K for the year ended December 31, 1992). See Exhibit 3.1.

      10.1) Credit Agreement between Clary Corporation and First American
            Bank (incorporated with Form 10K for the year ended December
            31, 1995)

      10.3) 1984 Stock Option Plan (incorporated by reference form Registrant's
            Annual Report with Form 10K for the year ended December 31, 1992)

      10.4) 1996 Stock Option Plan (incorporated with Form 10KSB for the year ended December 31, 1996).

      13.1) Annual Report to Shareholders for the year ended December 31, 1997
            (incorporated by reference in this report).



(b) Reports on Form 8-K - NONE


                      CLARY CORPORATION
            SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                YEARS ENDED DECEMBER 31, 1997 AND 1996

                      BALANCE AT     ADDITIONAL                    BALANCE
                      BEGINNING      CHARGED TO                   AT END OF
     DESCRIPTION      OF PERIOD     COST & EXPNS.    DEDUCTIONS     PERIOD
     -----------      ----------    -------------    ----------  -----------

Year ended 12/31/97

Allowance for doubtful
accounts and inventory
reserves              $40,000         $30,000          $36,000      $34,000
                      =======         =======          =======      =======

Year ended 12/31/96

Allowance for doubtful
accounts and inventory
reserves              $37,000          $37,000          $34,000      $40,000
                      =======          =======          =======      =======






                        CLARY CORPORATION

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   CLARY CORPORATION


                                  By: D.G Ash
                                      Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  MARCH 18, 1998
                                   John G. Clary
                                   President and Chief Executive Officer

                    Directors:


Date:  MARCH 18, 1998
                                   Donald G. Ash
                                   Treasurer and Chief Financial Officer

Date:  MARCH 18, 1998
                                   John G. Clary

Date:  MARCH 18, 1998
                                   John P. Clary

Date:  MARCH 18, 1998
                                   John J.  Guerin


