Form 10QSB
period 1998-03-31
CLARY CORP
filed 1998-05-12
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1998

Commission file Number   1-3489


                         CLARY CORPORATION
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          California                                           95-0630196
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.)


1960 So. Walker Avenue     Monrovia, California                    91016
------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (626) 359-4486


                                     N/A
----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicated by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

As of April 29, 1998, there were 1,807,319 shares of common stock out-standing.

              Transitional Small Business Disclosure Format

                                Yes   X   No
                                    -----    -----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operation)

PROFIT AND LOSS INFORMATION               Three Months Period Ended March
                                           1998              1997
-----------------------------------       ---------------------------------

Sales and other revenue                   $   935,000       $   848,000

Cost and expenses:
  Cost of products sold                       651,000           594,000
  Engineering and product development          98,000            85,000
  Selling and service                         202,000           114,000
  General and administrative                   76,000            80,000
  Interest expense                             35,000            30,000
                                            ---------         ---------
                                            1,062,000           903,000
                                            ---------         ---------

         Net (loss) earnings              $  (127,000)      $   (55,000)
                                            =========         =========

         Net (loss) per common share      $      (.07)      $      (.03)
                                            =========         =========

Average number of shares                    1,807,319         1,807,319

Dividends per share                           None              None


PART I
ITEM #1 - FORM 10-QSB

                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
ASSETS                                  March 31, 1998    December 31, 1997
----------------------------------      --------------    -----------------
CURRENT ASSETS
--------------
   Cash                                  $   195,000        $   321,000
   Cash restricted                           300,000            300,000
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $14,000 in 1998 and 1997              582,000            759,000
   Inventories, principally finished
    goods and work-in-process              1,495,000          1,442,000
   Prepaid expenses and other assets          67,000             47,000
                                           ---------          ---------
          Total Current Assets             2,639,000          2,869,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,402,000          1,374,000
   Dies, jigs and fixtures                    31,000             31,000
   Leasehold improvements                     71,000             68,000
                                           ---------          ---------
                                           1,504,000          1,473,000
   Less:  Accumulated depreciation
          and amortization                 1,374,000          1,366,000
                                           ---------          ---------
                                             130,000            107,000
OTHER ASSETS
------------
   Miscellaneous                              59,000             59,000
                                           ---------          ---------

          TOTAL ASSETS                   $ 2,828,000        $ 3,035,000
                                           =========          =========


PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY      March 31, 1998   December 31, 1997
------------------------------------      --------------   -----------------

CURRENT LIABILITIES
-------------------
 Notes payable                             $   725,000       $   725,000
 Accounts payable and accrued expenses         609,000           681,000
 Accrued payroll and related expenses           84,000            98,000
 Customer deposits                              23,000            17,000
                                             ---------         ---------
          Total Current Liabilities        $ 1,441,000       $ 1,521,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000                         600,000           600,000

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock                                55,000            55,000
 Common stock and additional stated
   value arising from conversion of
   preferred stock                           2,509,000         2,509,000
 Additional paid-in capital                  5,099,000         5,099,000
 Beginning of year deficit                  (6,749,000)       (6,749,000)
 Current years' loss                          (127,000)           ---
                                             ---------         ---------
          Total Equity                         787,000           914,000
                                             ---------         ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 2,828,000       $ 3,035,000
                                             =========         =========

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                            For the Three Month Period Ended
                                            --------------------------------
                                                       March 31,
                                                       ---------
                                              1998             1997

                                              ----             ----

Cash flows from operating activities:
 Net (loss)                                $  (127,000)     $   (55,000)
 Adjustments to reconcile net (loss)
   to net cash (used for) provided by
   operating activities:
    Depreciation and amortization                8,000           12,000
    Provision for losses on accts. rec.           --             (7,000)
    Change in assets and liabilities:
     Decrease in accounts receivable           177,000          104,000
     (Increase) decrease in inventory          (53,000)          82,000
     (Increase) in prepaid expenses            (20,000)         (19,000)
     (Decrease) increase in accts. payable
       and accrued expenses                    (86,000)          64,000
     Increase in customer deposits               6,000            5,000
                                               -------         --------
       Net cash (used for) provided by
         operating activities                  (95,000)         186,000

Cash flows from investing activities:

     Capital expenditures                      (31,000)           ---
                                                ------          -------
       Net cash (used for) investing
         activities                            (31,000)           ---

Cash flows from financing activities:

     Net (repayments) under line-of-credit       ---             (50,000)
                                               -------            ------
       Net cash (used for) financing
         activities                              ---             (50,000)
                                               -------            -------
Net (decrease) increase in cash and cash
   equivalents                                (126,000)          136,000

Cash and cash equivalents at beginning of
   year                                        321,000           123,000
                                              --------           -------
Cash and cash equivalents at end of quarter  $ 195,000         $ 259,000
                                              ========          ========

PART I
ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the first quarter of 1998 increased $87,000 or 10.3% from the first quarter in 1997. This increase was achieved through increased sales of the Company's newly developed digital products.
   Cost of sales increased $57,000 or 9.6% over the period. This cost increase was due to increased sales and product mix. Selling and administrative expenses increased $84,000 or 43.3% over the period. This increase was due to a complete reorganization of the sales dept. in mid-1997 to begin selling the recently developed products into new markets, as well as increased sales commissions on the sales increase. Engineering and development expenses in the quarter for 1998 increased $13,000 or 15.3%. This increase was not significant. Interest expense increased $5,000 or 16.6% due to increased borrowing over the reporting period.


Liquidity and Capital Requirements
----------------------------------

   The Registrant believes funds provided from operations and short-term lines of credit will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal and funded from working capital or placed on short-term leases.
   The Registrant's short-term secured borrowing with the bank is subject to renewal on May 1, 1998.

PART I
ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of March 31, 1998, the Registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 26,000 shares of common stock for purchase by officers or employees under its 1984 Incentive Stock Option Plan and an additional 100,000 shares reserved for purchase by officeers and key employees under its 1996 Employee Incentive Stock
Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its Executive Vice President under a non-qualified stock option plan.

NOTE 2. This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period. This report has not been reviewed by our independent public accountants and is, therefore, unaudited.

FORM 10-QSB

                            CLARY CORPORATION
                                PART II
                            OTHER INFORMATION
                            -----------------

Item 1   Legal Proceedings - Refer to Registrant's Annual Report to Share-
                             holders and Form 10-KSB filed with the SEC on March 26, 1998. On April 14, 1998, the Supreme Court of Texas overruled motions by both parties for rehearing of the case.
                             Once the lower courts have had the opportunity to determine the exact amount of any judg-ment including interest, this case will be settled and concluded. The amount reserved by the Registrant for the judgment plus interest as well as additional accrued legal cost will exceed the final cost. The
                             $300,000 certificate of deposit securing the supersedeas bond will also be released at time of settlement.

Item 2   Change in Securities - Inapplicable

Item 3   Defaults Upon Senior Securities - Inapplicable

Item 4   Submission of Matters to a Vote of Security Holders - Inapplicable

Item 5   Other Information - Inapplicable

Item 6   Exhibits and Reports on Form 8K - None

                                 SIGNATURES
                                 ----------
     Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CLARY CORPORATION

                                   By: /s/ John G. Clary
                                      ==================
                                   John G. Clary
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  President, Chief Executive Officer,
-----------------                  Chairman of the Board and Director
John G. Clary

/s/ Donald G. Ash                  Treasurer, Chief Financial Officer,
-----------------                  Assistant Secretary and Director
Donald G. Ash


