Form 10QSB
period 1998-06-30
CLARY CORP
filed 1998-08-25
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended        June 30, 1998

Commission file Number   1-3489


                         CLARY CORPORATION
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          California                                           95-0630196
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incororation or organization)                           Identification No.

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

As of July 20, 1998, there were 1,807,319 shares of common stock out-standing.

              Transitional Small Business Disclosure Format

                                Yes   X   No
                                    -----    -----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)

PROFIT AND LOSS INFORMATION               Three Months Period Ended June 30,
                                           1998              1997
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,020,000      $ 1,153,000

Cost and expenses:
  Cost of products sold                       737,000          754,000
  Engineering and product development          93,000           89,000
  Selling and service                         176,000          152,000
  General and administrative                   81,000           66,000
  Interest expense                             36,000           33,000
                                            ---------         ---------
                                            1,123,000        1,094,000
                                            ---------         ---------

(Loss) profit before income taxes            (103,000)          59,000

Income tax expense                              1,000            1,000
                                             ---------        ----------

     Net (loss) profit                    $  (104,000)     $    58,000
                                            ==========        ==========
(Loss) profit per common share:

     Net (loss) profit per common share   $      (.06)     $       .03
                                             ==========      ============
Average number of shares                       1,807,319       1,807,319

Dividends per share                             None            None



                           CLARY CORPORATION
                        Statement of Operations
                        -----------------------



PART I
ITEM #1 - FORM 10-QSB

                                     Six Months Period Ended June 30,
                                     -------------------------------
Profit and Loss Information              1998                 1997
---------------------------              -----                ----

Net Sales and Other Income           $ 1,955,000         $ 2,001,000

Cost and expenses:
 Cost of products sold                 1,388,000           1,348,000
 Engineering and Product Development     191,000             174,000
 Selling and Service                     378,000             266,000
 General and Administrative              157,000             146,000
 Interest expense                         71,000              63,000
                                       ---------           ---------
                                       2,185,000           1,997,000
                                       ---------           ---------
(Loss) profit before income taxes       (230,000)              4,000

Income tax expense                         1,000               1,000
                                        --------            --------
    Net (loss) profit                 $ (231,000)        $     3,000
                                        ========               =====
(Loss) profit per common share:

    Net (loss) profit per common share $    (.13)        $       ---
                                          =======              =====

Average number of shares               1,807,319           1,807,319

Dividends per share                      None                None





                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
   ASSETS                               June 30, 1998     December 31, 1997
----------------------------------      --------------    -----------------
CURRENT ASSETS
--------------
   Cash                                  $   212,000          $ 321.000
   Cash restricted                            ---               300,000
   Notes and accounts receivable less
    allowance for doubtful amounts
    of $13,000 in 1998 and $14,000 in
    1997.                                    659,000            759,000
   Inventories, principally finished
    goods and work-in-process              1,642,000          1,442,000
   Prepaid expenses and other assets          90,000             47,000
                                           ---------          ---------
          Total Current Assets             2,603,000          2,869,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,405,000          1,374,000
   Dies, jigs and fixtures                    31,000             31,000
   Leasehold improvements                     71,000             68,000
                                           ---------          ---------
                                           1,507,000          1,473,000
   Less:  Accumulated depreciation
          and amortization                 1,382,000          1,366,000
                                           ---------          ---------
                                             125,000            107,000
OTHER ASSETS
------------
   Miscellaneous                              59,000             59,000
                                           ---------          ---------

          TOTAL ASSETS                   $ 2,787,000        $ 3,035,000
                                           =========          =========


PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY      June 30, 1998   December 31, 1997
------------------------------------      --------------   -----------------

CURRENT LIABILITIES
-------------------
 Notes payable                             $   785,000       $   725,000
 Accounts payable and accrued expenses         615,000           681,000
 Accrued payroll and related expenses           74,000            98,000
 Customer deposits                              30,000            17,000
                                             ---------         ---------
          Total Current Liabilities        $ 1,504,000       $ 1,521,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000                         600,000           600,000

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock                                55,000            55,000
 Common stock and additional stated
   value arising from conversion of
   preferred stock                           2,509,000         2,509,000
 Additional paid-in capital                  5,099,000         5,099,000
    Beginning of year deficit               (6,749,000)       (6,749,000)
 Current years' earnings                          (231,000)           ---
                                             ---------         ---------
          Total Equity                         683,000           914,000
                                             ---------         ---------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 2,787,000       $ 3,035,000
                                             =========         =========

                             CLARY CORPORATION
                         STATEMENT OF CASH FLOWS
                         ------------------------

                                            For the Six Months Period Ended
                                            --------------------------------
                                                       June 30,
                                                       ---------
                                              1998             1997

                                              ----             ----

Cash flows from operating activities:
  Operating (loss) profit                 $  (231,000)       $   3,000
 Adjustment to reconcile net (loss)
  profit to net cash used for
  Operating Activities:

    Depreciation and amortization              16,000           25,000
    (Used) Provision for losses in accts. rec. (1,000)          (6,000)
    Change in assets and liabilities:
      Decrease in cash restricted             300,000             --
     Decrease(increase) in accts. receivable  101,000         (211,000)
     (Increase) decrease in inventory        (200,000)         241,000
     (Increase) in prepaid expenses           (43,000)         (54,000)
     (Decrease) increase in accts. payable
       and accrued expenses                   (90,000)         (13,000)
     Increase(decrease) in customer deposits   13,000           (3,000)
                                               -------         --------
       Net cash (used for)
         operating activities                (135,000)         (18,000)

Cash used for investing activities:

     Capital expenditures                      (34,000)         (25,000)
                                                ------          -------
       Net cash used for investing
         activities                            (34,000)         (25,000)

Cash provided by  financing activities:

     Net borrowing under line-of-credit         60,000           75,000
                                               -------            ------
       Net cash provided by financing
         activities                             60,000           75,000
                                               -------            -------
Net (decrease) increase in cash and cash
   equivalents                                (109,000)          32,000

Cash and cash equivalents at beginning of
period                                          321,000         123,000
                                              --------           -------
Cash and cash equivalents at end of period    $ 212,000       $ 155,000
                                              ========          ========

PART I
ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the second quarter of 1998 decreased $133,000 or 11.5% from the second quarter of 1997. This reduction was the result of older programs using the Registrant's imported products being phased out and newer programs using the Registrant's newly developed digital products not yet maturing.

   Cost of sales decreased $17,000 or 2.3% over the two periods. Selling and administrative expenses increased $39,000 or 17.9% over the compared quarters. The majority of this increase was a general reorganization of the sales department in 1998 vs. 1997. With the new product line ready to sell, sales expenses will be once again increasing over the next few quarters. Engineering and development increased $4,000 over the two quarters. Interest expenses increased $3,000 or 9.1% due to increased borrowing for adequate inventories of the newly developed product line.



Liquidity and Capital Requirements
----------------------------------

     The Registrant believes funds provided from operations and short-term lines of credit will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal and funded from working capital or placed on short-term leases.

     The Registrant's short-term secured borrowing agreement with the bank was renewed for one year on May 1, 1998.

PART I
ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of June 30, 1998, the Registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 26,000 shares of common stock for purchase by officers or employees under its 1984 Incentive Stock Option Plan and an additional 100,000 shares reserved for purchase by officeers and key employees under its 1996 Employee Incentive Stock
Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its Executive Vice President under a non-qualified stock option plan.

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

Item 1   Legal Proceedings - None of any significance

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


