Form 10QSB
period 1998-09-30
CLARY CORP
filed 1998-11-19
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       September 30, 1998

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

As of October 29, 1998, there were 1,807,419 shares of common stock out-standing.

              Transitional Small Business Disclosure Format

                                Yes   X   No
                                    -----    -----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)

PROFIT AND LOSS INFORMATION          Three Months Period Ended September 30,
                                           1998              1997
-----------------------------------       ---------------------------------

Sales and other revenue                   $   837,000         $ 1,397,000

Cost and expenses:
  Cost of products sold                       580,000             909,000
  Engineering and product development          97,000              76,000
  Selling and service                         191,000             291,000
  General and administrative                   81,000              82,000
  Interest expense                             35,000              36,000
                                            ---------           ---------
                                              984,000           1,394,000
                                            ---------           ---------

   Net (loss) earnings                     $ (147,000)        $     3,000
                                             =========          =========
   Net (loss) earnings per common share    $     (.08)        $      -0-
                                             =========          =========


  Average number of shares                   1,807,419          1,807,319


  Dividends per share                         None               None






                           CLARY CORPORATION
                        Statement of Operations
                        -----------------------



PART I
ITEM #1 - FORM 10-QSB

                                 Nine Month Period Ended September 30,
                                 --------------------------------------
Profit and Loss Information              1998                 1997
---------------------------              -----                ----

Net Sales and Other Revenue           $ 2,792,000           $ 3,398,000

Cost and expenses:
 Cost of products sold                  1,968,000             2,257,000
 Engineering and Product Development      288,000               250,000
 Selling and Service                      569,000               557,000
 General and Administrative               238,000               228,000
 Interest expense                         106,000                99,000
                                        ---------             ---------
                                        3,169,000             3,391,000

(Loss) earnings before income taxew      (377,000)                7,000

Income tax expense                          1,000                 1,000
                                        ---------             ---------
    Net (loss) earnings               $  (378,000)          $     6,000
                                         ========                 =====
    Net (loss) earnings per common
    share                             $      (.21)          $       -0-
                                         ========                 =====


Average number of shares                1,807,419             1,807,319

Dividends per share                        None                  None





                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
   ASSETS                               Sept. 30, 1998    Dec. 31, 1997
----------------------------------      --------------    -------------
CURRENT ASSETS
--------------
   Cash                                  $   184,000        $   321,000
   Cash restricted                             ---              300,000
   Notes and accounts receivable less
    allowance for doubtful amounts
    of $13,000 in 1998 and $14,000 in
    1997.                                    493,000            759,000
   Inventories, principally finished
    goods and work-in-process              1,710,000          1,442,000
   Prepaid expenses and other assets          68,000             47,000
                                           ---------          ---------
          Total Current Assets           $ 2,455,000        $ 2,869,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,407,000          1,374,000
   Dies, jigs and fixtures                    31,000             31,000
   Leasehold improvements                     71,000             68,000
                                           ---------          ---------
                                           1,509,000          1,473,000
   Less:  Accumulated depreciation
          and amortization                 1,389,000          1,366,000
                                           ---------          ---------
                                             120,000            107,000
OTHER ASSETS
------------
   Miscellaneous                              65,000             59,000
                                           ---------          ---------
                                              65,000             59,000

   TOTAL ASSETS                          $ 2,640,000        $ 3,035,000
                                           =========          =========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY      Sept. 30, 1998       Dec. 31, 1997
------------------------------------      --------------       -------------

CURRENT LIABILITIES
-------------------
 Notes payable                             $   695,000         $   725,000
 Accounts payable and accrued expenses         717,000             681,000
 Accrued payroll and related expenses           63,000              98,000
 Customer deposits                              29,000              17,000
                                               -------             -------
          Total Current Liabilities        $ 1,504,000         $ 1,521,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000                         600,000             600,000

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock                                55,000              55,000
 Common stock and additional stated
   value arising from conversion of
   preferred stock                           2,509,000           2,509,000
 Additional paid-in capital                  5,099,000           5,099,000
    Beginning of year deficit               (6,749,000)         (6,749,000)
 Current years' loss                          (378,000)             ---
                                             ---------           ---------
          Total Equity                         536,000             914,000
                                             ---------           ---------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 2,640,000         $ 3,035,000
                                             =========           =========

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                            For the Nine Month Period Ended
                                            --------------------------------
                                                    September 30,
                                                    ------------
                                              1998             1997

                                              ----             ----

Cash flows from operating activities:
  Operating (loss) earnings                 $  (378,000)     $    6,000
 Adjustments to reconcile net (loss)
  earnings to net cash (used for)
  provided by Operating Activities:

    Depreciation and amortization                23,000          39,000
    (Used) for losses on accts. rec.             (1,000)         (6,000)
    Change in assets and liabilities:
     Decrease in cash restricted                300,000            ---
     Decrease(increase) in accts. receivable    265,000        (408,000)
     (Increase) decrease in inventory          (268,000)        371,000
     (Increase) in prepaid expenses             (19,000)        (34,000)
     (Increase) in other assets                  (6,000)          ---
     Increase in accts. payable and accrued
       expenses                                   1,000          76,000
     Increase(decrease) in customer deposits     12,000          (2,000)
                                                -------         -------
       Net cash (used for) provided by
          Operating Activities:                 (71,000)         42,000


Cash Flows from Investing Activities:

     Capital expenditures                       (36,000)        (28,000)
                                                 ------          ------
     Net Cash (used for) Investing
         Activities:                            (36,000)        (28,000)

Cash Flows from Financing Activities:

     Net (repayments) borrowings under
       line-of-credit                           (30,000)         75,000
                                                 ------          ------
     Net Cash (used for) provided by
       Financing Activities                     (30,000)         75,000

                                                 ------          ------
Net (decrease) increase in cash and cash
   equivalents                                 (137,000)         89,000

Cash and cash equivalents at beginning of
period                                          321,000         123,000
                                                -------         -------
Cash and cash equivalents at end of period   $  184,000      $  212,000
                                                =======         =======

PART I
ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the third quarter of 1998 decreased $560,000 or 40.0% from the third quarter of 1997. The reduction was the result of older programs using the Registrant's imported products being phased out and newer programs using the Registrant's newly developed digital products not achieving expectations. Recently, several customers have shown interest in the new line (need a sales forecast to expand this area for potential sales). However, the Registrant feels it will continue to show operation losses for the next several months before it returns to profits in the first or second quarter of 1999.

   Cost of sales decreased $329,000 or 36.2% over the two periods. This decrease was due to the sales decrease. Selling and administra-tive expenses decreased $99,000 or 34.0% due primarily to reduced commissions on the decreased sales and secondly to reduced advertising costs. Engineering and development cost increased $21,000 or 35.0% due to increased efforts to prepare products for the marketplace. The net loss of $147,000 was due to lost margins on the decreased sales.

Liquidity and Capital Requirements
----------------------------------
   The Registrant is negotiating with a financial company to supply further credit to finance its immediate need for working capital. Due to its current losses, the short-term credit lines it now has is not sufficient for these needs. Although the Registrant is confident their negotiations will be successful, there are no assurances these expanded lines of credit will be granted.

   The Registrant's short-term secured borrowing agreement with the bank was renewed for one year on May 1, 1998. At the present time, the Registrant is not meeting the Working Capital covenant of this Agreement and is negotiating with the bank to ease the requirement until the renewal date. Again, although the Registrant is confident their nego-tiations will be successful, there is no assurance the bank will ease the loan requirement.

Listing Requirement
-------------------
   The Registrant has been notified by the Pacific Exchange that its $1.00 par common stock which is traded on this Exchange was not in compliance with its listing maintenance requirement for share bid price. The Registrant stock is currently being monitored by the Exchange to make sure it makes tangible progress toward attaining compliance within a reasonable period of time.

PART I                                                     FORM 10-QSB

Item #2


YEAR 2000 COMPLIANCE
--------------------

   Clary Corporation manufactures Uninterruptible Power Systems that provide clean continuous power for commercial, medical, industrial and military applications. Questions concerning issues related to the processing of dates are not applicable to our equipment. The millenium or century change will not impact the operation of a Clary UPS and will not result in any loss of power to equipment being supplied power by a Clary UPS through internal unit fault.

   Most Clary equipment manufactured to date does not have microprocessors. Of the equipment that does have a microprocessor and electronically stores a date; this date is for customer reference only and is not a factor in the actual operation.

   Clary Corporation has no plans to modify any prior models with regard to the way they handle dates.

   Internally, Clary Corporation has obtained Y2K compliant versions of our Accounting and Manufacturing software programs. These will be installed prior to Q1 1999.

   Some of our customers use third party software installed in a host computer to communicate with our equipment. Clary has supplied its customers the names, addresses and phone numbers of software suppliers to contact regarding the host software.

PART I
ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of September 30, 1998, the Registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 26,000 shares of common stock for purchase by officers or employees under its 1984 Incentive Stock Option Plan and an additional 100,000 shares reserved for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its Executive Vice President under a non-qualified stock option plan.

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


