Form 10KSB
period 1998-12-31
CLARY CORP
filed 1999-04-02
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB


Annual  Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended   December 31, 1998

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

Securities registered pursuant to Section 12 (b) of the exchange Act:

Title of each class: COMMON STOCK, $1.00 PAR VALUE

Name of each exchange on which registered: PACIFIC EXCHANGE



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.


                         YES [X]        NO [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definite proxy or informa tion statements incorporated by reference to part III of this Form 10-KSB or
any amendment to this Form 10-KSB.   [X]

Issuer's revenues for its most fiscal year were $3,704,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12,1999 amounted to $1,138,000

The Registrant had 1,807,419 shares of common stock outstanding as of March 12, 1999.


LISTING OF DOCUMENTS INCORPORATED BY REFERENCE:
----------------------------------------------

(1) Part II-Items 5, 6, 7 and 8 - Annual Report to Shareholders for fiscal year ended December 31, 1998.

(2) Part III - Items 10-11, 12 and 13. Definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 1998.



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

The Registrant markets the U.P.S line through trade publication, tradeshows and telemarketing. However, sales are generally made by the Registrant through distributors who sell the products to end-users. For the year ended 1998, Nova Power Systems, a major distributor through its direct and indirect sales accounted for approximately thirty-eight percent of the Registrant's total sales

The Registrant assembles finished components and other materials to produce its products. Relatively little fabrication or raw materials is done by the Regis-trant. The Registrant purchases raw materials and finished components used in production of the Registrant's products, some of which are imported. Thus, the Registrant is dependent upon ability of suppliers to meet performance speci-fication, quality standards and delivery schedules. The Registrant endeavors to assure availability of source of supplies and does not anticipate any shortages which would adversely affect production schedules.

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


Backlog
-------
The following table sets forth the amounts representing orders believed by the Registrant to be firm. The backlog at December 31, 1998 represent orders which the Registrant expects to deliver during 1999. There are no seasonal effects on orders.

                     FIRM BACKLOG AS OF DECEMBER 31,
                     ------------------------------
                     1998                      1997
                    ------                    -------
Backlog            $1,509,000                $232,667
                   ========                   ========


Other:
------
As of December 31, 1998, the Registrant employed 32 people, all of which are full-time employees.

Other required information to the Registrant's description of business operations and its general development is incorporated herein by reference to pages 1 through 3 in the Registrant's 1998 Annual Report to Shareholders and the Registrant's financial statements contained therein, each incorporated by reference in this report.



Item 2.
-------
     Properties                Sq. Feet Leased     Annual Rental    Term Date
     ----------                ---------------     -------------    ---------
    Home Office and Continuous    26,000              $110,000      05/31/2001
    Power Systems Division        ========            =========     ==========
    Monrovia, California

During fiscal year 1998 properties were utilized at approximately 60% of capacity.

The Registrant believes its properties are suitable for its needs.




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

On above items 5 through 8 reference is made to the Registrant's
Annual Report to Shareholders for the year ended December 31,1998 incorporated by reference in this report.

Item 9:
-------
Disagreements on Accounting and Financial Disclosure - NONE


                             PART III
                             --------
                                                                   PROXY PAGES
                                                                   ------------

Item 10:
--------
Directors and Executive Officers of the Registrant                     2-3

The Directors and Executive Officers are incorporated by reference to information contained in Registrant's Proxy Statement to be filed wirh the commission pursuant to Regulation 14A.

Item 11:
--------
Management Remuneration and Transactions                                4-5

Item 12:
--------
Security Ownership of Certain Beneficial Owners and Management           4

Item 13:
--------
Certain Relationships and Related Transactions                          3-4

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


                             PART IV
                             -------

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)  (1) Financial Statements                                   Annual Report
         --------------------                                       Pages
                                                                -------------

The following financial statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997 (incorporated by reference in this report):


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  10

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
31, 1998, 1997 AND 1996                                              4

BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 1998
AND 1997                                                             5

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS
ENDED DECEMBER 31, 1998                                              7

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
31, 1998, 1997 AND 1996                                              6

NOTES TO THE FINANCIAL STATEMENTS                                   7-10

     (2) Report of Independent Certified Public Accountants on Schedules
         ---------------------------------------------------------------

The following schedules are included in this report:

   II- Valuation Accounts and Reserves - 1998 and 1997

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

        4.2) 9% Convertible Subordinated Note Agreement (incorporated by
             (reference in this report)


      10.1) Credit Agreement between Clary Corporation and First American
            Bank (incorporated with Form 10K for the year ended December
            31, 1995)

      10.3) 1984 Stock Option Plan (incorporated by reference form Registrant's
            Annual Report with Form 10K for the year ended December 31, 1992)

      10.4) 1996 Stock Option Plan (incorporated with Form 10KSB for the year ended December 31, 1996).

      13.1) Annual Report to Shareholders for the year ended December 31, 1998
            (incorporated by reference in this report).



(b) Reports on Form 8-K - NONE


                      CLARY CORPORATION
            SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                YEARS ENDED DECEMBER 31, 1998 AND 1997

                      BALANCE AT     ADDITIONAL                    BALANCE
                      BEGINNING      CHARGED TO                   AT END OF
     DESCRIPTION      OF PERIOD     COST & EXPNS.    DEDUCTIONS     PERIOD
     -----------      ----------    -------------    ----------  -----------

Year ended 12/31/98

Allowance for doubtful
accounts and inventory
reserves              $34,000         $30,000          $38,000      $26,000
                      =======         =======          =======      =======

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




                                           John G.Clary
Date:March 22,1999               Chairman of the Board and Chief Executive



                         Directors:


Date:MARCH 22,1999
                                   Donald G. Ash

Date:MARCH 22,1999
                                   John G. Clary

Date:MARCH 22,1999
                                   John P. Clary

Date:MARCH 22,1999
                                   John J.  Guerin


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Clary Corporation

In connection with our audit of the financial statements of Clary Corporation referred to in our report dated February 11,1999, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended Decenber 31,1998 and 1997. In our opinion, ths schedule present fairly, in all material respect, the information required to be set forth therein.




                                    STONEFIELD JOSEPHSON, INC
                                    Certified Public Accountats
                                    Santa Monica, California
                                    February 11,1999


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Clary Corporation


We have audited the accompanying balance sheets of Clary Corporation(a Califor-nia corporation) as of December 31,1998 and 1997, and the related statements of operation, stockholders' equity, and cash flows for two years ended.
These financial statements are the responsability of the Company's management.
Our responsability is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistate-ment. An audit includes examining , on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assesing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.
We believe that our audit provide  a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material repects, the financial position of Clary Corporation as of December
31, 1998 and 1997, and the result of its operations and its cash floww for the years ended, in conformity with generally accepted accounting principles.



                               STONEFIELD JOSEPHSON, INC
                               CERTIFIED PUBLIC ACCOUNTS
                               SANTA MONICA, CALIFORNIA
                               FEBRUARY 11,1999



