Form 10QSB
period 1999-03-31
CLARY CORP
filed 1999-04-29
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       March 31,1999

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

Securities registered under Section 12(b) of Exchange Act:

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

As of April 29, 1999, there were 1,807,419 shares of common stock outstanding.

              Transitional Small Business Disclosure Format

                                Yes   X   No
                                    -----    -----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)

PROFIT AND LOSS INFORMATION              Three Months Period Ended March 31,
                                             1999              1998
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 2,025,000         $  935,000

Cost and expenses:
  Cost of products sold                     1,247,000             651,000
  Engineering and product development         109,000              98,000
  Selling and service                         349,000             202,000
  General and administrative                   82,000              76,000
  Interest expense                             48,000              35,000
                                            ---------           ---------
                                            1,835,000           1,062,000
                                            ---------           ---------

Earning (loss) before income taxes and
  extraordinary item                      $   190,000          $( 127,000)
Income taxes                                   60,000                0
                                           ----------          -----------
Earnings (loss) before extraordinary item $   130,000          $( 127,000)
Extraordinary item-utlization of net
  operating loss carryforward                  60,000                0
                                          -----------          -----------
Net earnings (loss)                       $   190,000          $( 127,000)
                                          ===========          ===========
Earnings (loss) per common share:
  Earnings (loss) before extraordinary
    item                                  $       .07          $     (.07)
  Extraordinary item                              .04                  0
                                          -----------          -----------
Net earnings (loss) per common share      $       .11          $     (.07)
                                          ===========          ===========

Average number of shares                     1,807,419          1,807,319

Dividends per share                              None               None








                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
   ASSETS                               Mar 31, 1999      Dec. 31, 1998
----------------------------------      --------------    -------------
CURRENT ASSETS
--------------
   Cash                                  $   153,000        $   160,000
   Notes and accounts receivable less
    allowance for doubtful amounts
    of $21,000 in 1999 and $11,000 in
    1998.                                  1,544,000            556,000
   Inventories, principally finished
    goods and work-in-process              1,561,000          1,685,000
   Prepaid expenses and other assets          36,000             34,000
                                           ---------          ---------
          Total Current Assets           $ 3,294,000        $ 2,435,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,407,000          1,392,000
   Dies, jigs and fixtures                    31,000             31,000
   Leasehold improvements                     71,000             71,000
                                           ---------          ---------
                                           1,509,000          1,494,000
   Less:  Accumulated depreciation
          and amortization                 1,394,000          1,392,000
                                           ---------          ---------
                                             115,000            102,000
OTHER ASSETS
------------
   Miscellaneous                              85,000             67,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 3,494,000        $ 2,604,000
                                           =========          =========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY       Mar. 31, 1999       Dec. 31, 1998
------------------------------------      --------------       -------------

CURRENT LIABILITIES
-------------------
 Notes payable                             $   950,000         $   750,000
 Accounts payable and accrued expenses         688,000             297,000
 Accrued payroll and related expenses          215,000              95,000
 Customer deposits                              15,000              26,000
                                               -------             -------
          Total Current Liabilities        $ 1,868,000         $ 1,168,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000                         600,000             600,000
9% Convertible Subordinated Notes due
  May 31,2000                                  550,000             550,000

STOCKHOLDERS' EQUITY
--------------------
 Preferred stock                                55,000              55,000
 Common stock and additional stated
   value arising from conversion of
   preferred stock                           2,509,000           2,509,000
 Additional paid-in capital                  5,099,000           5,099,000
 Accumulated  deficit                       (7,377,000)         (7,377,000)
 Current years' earnings                       190,000               0
                                            -----------         ------------
          Total Equity                         476,000             286,000
                                            -----------         ------------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $ 3,494,000         $ 2,604,000
                                           ===========          ============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                            For the Three Month Period Ended
                                            --------------------------------
                                                       March  31,
                                                      ------------
                                                1999             1998
                                                ----             ----

Cash flows from operating activities:
  Net earnings (loss)                       $  190,000    $    (127,000)
 Adjustments to reconcile net earnings
 (loss) to net cash (used for)
 operating activities:

    Depreciation and amortization                2,000            8,000
    Provision for losses on accts. rec.         10,000              0
    Change in assets and liabilities:
    (Increase) decrease in accts. receivable   (998,000)         177,000
    Decrease (increase)  in inventory           124,000          (53,000)
    (Increase) in prepaid expenses               (2,000)         (20,000)
    (Increase) in other assets                  (18,000)             0
    Increase (decrease) in accts. payable
     and accrued  expenses                       511,000         (86,000)
     (Decrease) in customer deposits             (11,000)         (6,000)
                                               ----------       ----------
    Net cash (used for) Operating Activities:   (192,000)        (95,000)


Cash Flows from Investing Activities:

     Capital expenditures                        (15,000)        (31,000)
                                               ----------       ---------
     Net Cash (used for) Investing
         Activities:                             (15,000)        (31,000)

Cash Flows from Financing Activities:

     Net  borrowings under line-of-credit        200,000            0
                                               ----------       ----------
     Net Cash provided by
       Financing Activities                      200,000            0
                                               -----------      -----------
Net (decrease) increase in cash and cash
   equivalents                                    (7,000)         (126,000)

Cash and cash equivalents at beginning of year   160,000           321,000
                                                ----------       ----------
Cash and cash equivalents at end of quarter   $  153,000        $  195,000
                                                ==========       ===========

PART I
ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the first quarter of 1999 increased $1,090,000 or 116.6% from the first quarter of 1998. This increase was due primarily through the delivery of one large order to Celera Genomics Corp. Although there may be follow-on orders on this program, there is no assurance the volume will compare to this first quarter deliveries.

   Cost of sales increased $596,000 or 91.6% over the two periods. This cost increase was due to the sales increase. Selling and administrative increased $153,000 due to commissions on the sales increase. Engineering and development cost increased $11,000 or 11.2%. This increase was not significant. Interest cost increased $13,000 due to bank financing to support the higher accounts receivable level.

   The registrant returned to profitability due to the increased sales volume. Operating loss carryforwards are available for quite some time to offset current and future potential earnings


Liquidity and Capital Requirements
----------------------------------

   The registrant believes funds provided from operations,short-term lines of credit and short as well as long-term financials through an Affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal and funded from working capital or placed on short-term leases.

   The registrant's short term secured borrowing with the bank is subject to . renewal on May 1,1999.

PART I
ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of March 31, 1999, the Registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 26,000 shares of common stock for purchase by officers or employees under its 1984 Incentive Stock Option Plan and an additional 100,000 shares reserved for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its Executive Vice President under a non-qualified stock option plan.

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

                                       CLARY CORPORATION
                                          (Registrant)

Date: April 30,1999

         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer, Chief Financial Officer,
-----------------                  Assistant Secretary and Director
Donald G. Ash


