Form 10QSB
period 1999-06-30
CLARY CORP
filed 1999-07-22
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       June 30,1999

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

As of July 23, 1999, there were 1,807,419 shares of common stock outstanding.

              Transitional Small Business Disclosure Format

                                Yes   X   No
                                    -----    -----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)

PROFIT AND LOSS INFORMATION              Three Months Period Ended June 30,
                                             1999              1998
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,351,000         $ 1,020,000

Cost and Expenses:
  Cost of products sold                       927,000             737,000
  Engineering and Product Development          95,000              93,000
  Selling and Service                         190,000             176,000
  General and Administrative                   88,000              81,000
  Interest Expense                             49,000              36,000
                                            ---------           ----------
                                            1,349,000           1,123,000
                                            ---------           ---------
Net Earning (loss) before income taxes          2,000          (  103,000)
Income taxes Expenses                           1,000               1,000
                                           ----------          -----------
Net earnings (loss)                       $     1,000          $( 104,000)
                                          ===========          ===========
Earnings (loss) per common share          $       -0-          $     (.06)
                                          ===========          ===========

Average number of shares                     1,807,419          1,807,419

Dividends per share                              None               None


PART 1

ITEM#1-FORM 10QSB

                                                   CLARY CORPORATION
                                                 (Statement of Operation)


                                            SIX MONTH PERIOD ENDED JUNE 30,
PROFIT AND LOSS INFORMATION                     1999              1998
-----------------------------               ------------------------------
Net Sales and other Revenues                 $3,376,000         $1,955,000
Cost and Expenses:
  Cost of Products Sold                       2,174,000          1,388,000
  Engineering and Products Development          204,000            191,000
  Selling and Service                           539,000            378,000
  General and Administrative                    170,000            157,000
  Interest Expenses                              97,000             71,000
                                             -----------       -----------
                                              3,184,000          2,185,000
                                             -----------        -----------
Net Earnings (Loss) before income taxes         192,000        (   230,000)
Income Tax Expense                                1,000              1,000
                                            ------------       ------------
    Net Earnings (loss)                    $    191,000        (   231,000)
                                           =============      ==============
    Net Earnings (loss) per common Share   $       .11         $     (.13)
                                           =============      ==============

Average number of shares                       1,807,419          1,807,419

Dividends per share                            None                 None







                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
   ASSETS                               Jun 30, 1999      Dec. 31, 1998
----------------------------------      --------------    -------------
CURRENT ASSETS
--------------
   Cash                                  $   291,000        $   160,000
   Notes and accounts receivable less
    allowance for doubtful amounts
    of $21,000 in 1999 and $11,000 in
    1998.                                    997,000            556,000
   Inventories, principally finished
    goods and work-in-process              1,736,000          1,685,000
   Prepaid expenses and other assets          84,000             34,000
                                           ---------          ---------
          Total Current Assets           $ 3,108,000        $ 2,435,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,418,000          1,392,000
   Dies, jigs and fixtures                    31,000             31,000
   Leasehold improvements                     71,000             71,000
                                           ---------          ---------
                                           1,520,000          1,494,000
   Less:  Accumulated Depreciation
          and Amortization                 1,397,000          1,392,000
                                           ---------          ---------
                                             123,000            102,000
OTHER ASSETS
------------
   Miscellaneous                              73,000             67,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 3,304,000        $ 2,604,000
                                          ==========        ===========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY       June 30, 1999       Dec. 31, 1998
------------------------------------      --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes Payable                             $ 1,000,000         $   750,000
 Accounts Payable and Accrued Expenses         549,000             297,000
 Accrued Payroll and Related Expenses          102,000              95,000
 Customer Deposits                              26,000              26,000
                                           -----------         ------------
          Total Current Liabilities        $ 1,677,000         $ 1,168,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000                         600,000             600,000
9% Convertible Subordinated Notes due
  May 31,2000                                    -0-               550,000

STOCKHOLDERS' EQUITY
--------------------
 Preferred Stock-Class "A"                      55,000              55,000
 Preferred Stock-Class "B"                     550,000                 -0-
 Common Stock and additional stated
   value arising from conversion of
   Class "A" preferred stock                  2,509,000           2,509,000
 Additional paid-in capital                   5,099,000           5,099,000
 Accumulated  deficit                       ( 7,377,000)        ( 7,377,000)
 Current years' earnings                        191,000               -0-
                                            -----------         ------------
          Total Equity                        1,027,000             286,000
                                            -----------         ------------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $  3,304,000         $  2,604,000
                                           ===========          ============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                            For the Six Month Period Ended
                                            --------------------------------
                                                        June 30
                                                      ------------
                                                 1999             1998
                                                 ----             ----

Cash Flows from Operating Activities:
Operating profit  (loss)                       $  191,000    $( 231,000)
Adjustments to reconcile net profit
(loss) to net cash used for
Operating Activities:
  Depreciation and Amortization                      5,000        16,000
  Provision(used) for losses on accts. rec.         10,000    (    1,000)
Change in assets and liabilities:
  Decrease in cash restricted                          -0-       300,000
  (Increase) decrease in accts. receivable        (451,000)      101,000
  (Increase) decrease in inventory                ( 51,000)    ( 200,000)
  (Increase) in prepaid expenses                  ( 50,000)    (  43,000)
  (Increase) in other assets                      (  6,000)         -0-
  Increase (decrease) in accts. payable
  and accrued  expenses                            259,000      ( 90,000)
  (Increase) in customer deposits                      -0-        13,000
                                               ----------       ----------
  Net cash (used for) Operating Activities:       ( 93,000)     ( 135,000)


Cash Flows from Investing Activities:
  Capital expenditures                             (26,000)        (34,000)
                                                ------------      ----------
  Net Cash (used for) Investing Acitivities        (26,000)        (34,000)

Cash Flows from Financing Activities:

  Net  borrowings under line-of-credit             250,000          60,000
                                               ------------      -----------
  Net Cash provided by Financing Activities        250,000          60,000

  Net Increase (Decrease) in cash and cash
  equivalents                                      131,000        ( 109,000)

Cash and cash equivalents at beginning of year     160,000          321,000
                                                ----------       ----------
Cash and cash equivalents at end of quarter    $   291,000        $ 212,000
                                                ==========       ===========

PART I
ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the second quarter of 1999 increased
$331,000 or 32.5% from the second quarter of 1998. This increase was due primarily through the increase of defense deliveries accelerated by the Balkan conflict.

   Cost of sales increased $190,000 or 25.7% over the two periods. This cost increase was due to the sales increase. Selling and administrative increased $21,000 due to commissions on the sales increase. Engineering and development cost increased $2,000. This increase was not significant. Interest cost increased $13,000 due to bank financing to support the higher accounts receivable level.

   The registrant showed a very insignificant profit due to the $331,000 sales increase for the quarter. This is compared to a loss for the quarter in 1998


Liquidity and Capital Requirements
----------------------------------

   The registrant believes funds provided from operations,short-term lines of credit and short as well as long-term financials through an Affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal.

   The registrant's short term secured borrowing with the bank was renewed on May 1,1999.

PART I
ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of June 30, 1999, the Registrant has 12,688 shares of common stock reserved for conversion of preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its President under a non-qualified stock option plan.

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

                            CLARY CORPORATION
                                PART II
                            OTHER INFORMATION
                            -----------------

Item 1   Legal Proceedings - None of any significance

Item 2   Change in Securities - Inapplicable

Item 3   Defaults Upon Senior Securities - Inapplicable

Item 4   Submission of Matters to a Vote of Security Holders:
         On May 20,1999, the Registrant, at its Annual Meeting of Shareholders, submited the following matters to vote of security holders.

         (1) Date of Annual Meeting - May 20,1999

         (2) The following Directors of the Registrant were nominated and elected:

             Donald G. Ash, John G. Clary, John P.Clary, Hugh L. Clary, Russell T. Gilbert, John J. Guerin, and Richard W. Henson.

         (3) Other matters voted upon at the meeting were:

             (a) The shareholders were asked to amend Article IV of the
                 Articles of Incorporation of the company. This Amendment will provide for (1) the increase of the authorized number of shares of $1.00 par value Common Stock from 3,000,000 shares to 10,000,000 shares, and
             (b) The increase of $5.00 par Preferred Shares from the existing
                 26,602 shares, (which will be re-designated as Class "A") by allowing for the issuing of a new series of Preferred Shares up to a limit of 1,000,000 shares. The Article also provides that the Board of Directors may issue these additional series of Preferred Shares with terms as they determine, without shareholders approval. The vote to approve this item was:
                 For=1,188,080, Against=79,685, and Abstain=4,724.

         Subject to the approval of item (3) (a) and (b) above, the shareholders were asked to approve the exchange of a 55,000 shares of a new class of Preferred Stock for the cancellation of $550,000, 9% note due January 15,2000 to an affiliate (Addmaster Corporation). The terms provided for an annual dividends of $0.70 per share, 7% of the $10.00 issue price, and a convertibility into Common Stock at a ratio of 8 to1. The vote to approve this item was: For=1,194,485, Against=73,008 and Abstain=4,996.

         The full text of these item was submitted to the Exchange with the Registrant's Proxy filing in early April, 1999



Item 5   Other Information - Inapplicable

Item 6   Exhibits and Reports on Form 8K - None

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLARY CORPORATION
                                          (Registrant)

Date: July 23,1999

         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer, Chief Financial Officer,
-----------------                  Assistant Secretary and Director
Donald G. Ash


