Form 10QSB
period 1999-09-30
CLARY CORP
filed 1999-11-16
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       September 30,1999

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

As of October28, 1999, there were 1,807,419 shares of common stock outstanding.

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)

PROFIT AND LOSS INFORMATION           Three  Months Period Ended September 30,
                                             1999              1998
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,100,000         $  837,000

 Cost and Expenses:
  Cost of products sold                       783,000            580,000
  Engineering and Product Development          98,000             97,000
  Selling and Service                         208,000            191,000
  General and Administrative                   76,000             81,000
  Interest Expense                             37,000             35,000
                                            ---------           ----------
                                            1,202,000            984,000
                                            ---------           ---------
Net(loss)                                  (  102,000)         ( 147,000)
                                           ===========         ===========
Earnings (loss) per common share           $     (.06)         $    (.08)
                                           ===========         ===========

Average number of shares                     1,807,419          1,807,419

Dividends per share                              None               None


PART 1

ITEM#1-FORM 10QSB

                                                   CLARY CORPORATION
                                                 (Statement of Operation)


                                        NINE MONTHS PERIOD ENDED SEPTEMBER 30,
PROFIT AND LOSS INFORMATION                     1999              1998
-----------------------------               ------------------------------
Net Sales and other Revenues                 $4,476,000         $2,792,000
Cost and Expenses:
  Cost of Products Sold                       2,957,000          1,968,000
  Engineering and Products Development          302,000            288,000
  Selling and Service                           747,000            569,000
  General and Administrative                    246,000            238,000
  Interest Expenses                             134,000            106,000
                                             -----------       -----------
                                              4,386,000          3,169,000
                                             -----------        -----------
Net Earnings (Loss) before income taxes          90,000        (   377,000)
Income Tax Expense                                1,000              1,000
                                            ------------       ------------
    Net Earnings (loss)                    $     89,000        (   378,000)
                                           =============      ==============
    Net Earnings (loss) per common Share   $       .05         $      (.21)
                                           =============      ==============

Average number of shares                       1,807,419          1,807,419

Dividends per share                            None                 None







                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
   ASSETS                               Sep. 30, 1999      Dec. 31, 1998
----------------------------------      --------------    -------------
CURRENT ASSETS
--------------
   Cash                                  $   334,000        $   160,000
   Notes and accounts receivable less
    allowance for doubtful amounts
    of $20,000 in 1999 and $13,000 in
    1998.                                    582,000            556,000
   Inventories, principally finished
    goods and work-in-process              1,805,000          1,685,000
   Prepaid expenses and other assets          62,000             34,000
                                           ---------          ---------
          Total Current Assets           $ 2,783,000        $ 2,435,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,423,000          1,392,000
   Dies, jigs and fixtures                    31,000             31,000
   Leasehold improvements                     71,000             71,000
                                           ---------          ---------
                                           1,525,000          1,494,000
   Less:  Accumulated Depreciation
          and Amortization                 1,399,000          1,392,000
                                           ---------          ---------
                                             126,000            102,000
OTHER ASSETS
------------
   Miscellaneous                              77,000             67,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 2,986,000        $ 2,604,000
                                          ==========        ===========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY       Sep. 30, 1999       Dec. 31, 1998
------------------------------------      --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes Payable                             $   850,000         $   750,000
 Accounts Payable and Accrued Expenses         521,000             297,000
 Accrued Payroll and Related Expenses           60,000              95,000
 Customer Deposits                              30,000              26,000
                                           -----------         ------------
          Total Current Liabilities        $ 1,461,000         $ 1,168,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000 and convertible
  into common stock at $1.00 per share          600,000             600,000

9% Convertible Subordinated Notes due
   January 15,2000                                 -0-              550,000

STOCKHOLDERS' EQUITY
--------------------
 Preferred Stock-Class "A"                       55,000              55,000
 Preferred Stock-Class "B"                      550,000                 -0-
 Common Stock and additional stated
   value arising from conversion of
   preferred stock                            2,509,000           2,509,000
 Additional paid-in capital                   5,099,000           5,099,000
 Accumulated  deficit                       ( 7,377,000)        ( 7,377,000)
 Current years' earnings                         89,000               -0-
                                            -----------         ------------
          Total Equity                          925,000             286,000
                                            -----------         ------------

 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $  2,986,000         $  2,604,000
                                           ============          ============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                            For the Nine Months Period Ended
                                            --------------------------------
                                                      September 30,
                                                      -------------
                                                 1999             1998
                                                 ----             ----

Cash Flows from Operating Activities:
Operating profit  (loss)                       $  89,000     $( 378,000)
Adjustments to reconcile net earnings
(loss) to net cash (used for)
Operating Activities:
  Depreciation and Amortization                      7,000       23,000
  Provisionfor (used for) for losses on
  accts. receivable.                                 7,000    (   1,000)
Change in assets and liabilities:
  (Increase) decrease in accts. receivable         (33,000)      265,000
  (Increase) decrease in inventory                (120,000)    ( 268,000)
  (Increase) in prepaid expenses                  ( 28,000)    (  19,000)
  (Increase) in other assets                      ( 10,000)    (   6,000)
  Increase (decrease) in accts. payable
  and accrued  expenses                            189,000         1,000
  Increase in customer deposits                      4,000        12,000
                                               -----------     ----------
  Net cash provided by (used for)
  Operating Activities:                            105,000     (  71,000)


Cash Flows from Investing Activities:
  Capital expenditures                             (31,000)    (  36,000)
                                                ------------    ----------
  Net Cash (used for) Investing Acitivities        (31,000)     ( 36,000)

Cash Flows from Financing Activities:

  Net borrowings (repayment)
   under line-of-credit                            100,000       ( 30,000)
                                               ------------      -----------
  Net Cash provided by (used for)
  Financing Activities                             100,000         30,000

  Net Increase (Decrease) in cash and cash
  equivalents                                      174,000       ( 137,000)

Cash and cash equivalents at beginning of year     160,000          321,000
                                                ----------       ----------
Cash and cash equivalents at end of quarter    $   334,000        $ 184,000
                                                ==========       ===========

PART I
ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the third  quarter of 1999 increased
$263,000 or 31.4% from the third quarter of 1998. This increase was due primarily through the increase of orders by the U.S. Navy for shipboard power supplies.

   Cost of sales increased $203,000 or 35.% over the two periods. This cost increase was due to the sales increase. Selling and administrative increased $12,000 due to commissions on the sales increase. Engineering and development cost increased $1,000. This increase was not significant. Interest cost increased $2,000 due to bank financing to support the higher accounts receivable level.

   The registrant showed a loss for the quarter of $102,000 compared to loss of $147,000 for the third quarter of1998. The $45,000 improvement was due to the sales increase.


Liquidity and Capital Requirements
----------------------------------

   The registrant believes funds provided from operations,short-term lines of credit and short as well as long-term financing through an Affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures, if any, will be minimal.

   The registrant's short term secured borrowing with the bank was renewed on May 1,1999.

PART I

ITEM #2
YEAR 2000 COMPLIANCE
--------------------
   Clary Corporation manufactures Uninterrumpible Power Systmes that provide clean continuous power for commercial, medical, industrial and military applications. Questions concerning issued related to the processing of dates are not applicable to our equipment. The millenium or century change will not impact the operation of a Clary UPS and will not result in any loss of power to equip-ment being supplied power by a Clary UPS through internal unit fault.

  Most Clary equipment manufactured to date does not have microprocessors. Of the equipment that does have a microprocessors and electronically store a date; this date is for customer reference only and is not a factor in the actual operation.

  Clary Corporation has no plans to modify any prior models with regard to the way they handle dates.

  Internally, Clary Corporation has obtained and installed Y2K compliant versions of our Accounting and Manufacturing software programs.

  Some of our customers use third party software installed in a host computer to communicate with our equipment. Clary has supplied its customers the names, addresses and phone numbers of software supplier to contact regarding the host software.



ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of September 30, 1999, the Registrant has 12,688 shares of common stock reserved for conversion of the Series "A" preferred stock, 440,000 shares reserved for the conversion of the Series "B" preferred stock and 600,000 shares reserved for tha conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its President under a non-qualified stock option plan.

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

Item 4   Submission of Matters to a Vote of Security Holders- Inapplicable

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

Date:November 4,1999

         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer and Chief Financial Officer,
-----------------
Donald G. Ash


