Form 10KSB
period 1999-12-31
CLARY CORP
filed 2000-03-27
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB


Annual  Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended   December 31, 1999

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

Issuer's revenues for its most fiscal year were $5,692,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10,2000 amounted to $1,355,000.

The Registrant had 1,807,419 shares of common stock outstanding as of March 12, 1999.


LISTING OF DOCUMENTS INCORPORATED BY REFERENCE:
----------------------------------------------

(1) Part II-Items 5, 6, 7 and 8 - Annual Report to Shareholders for fiscal year ended December 31, 1999.

(2) Part III - Items 10-11, 12 and 13. Definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 1999.



Item 1:

Business
----------------
The Registrant's operations are presently conducted through its Continuous Power Systems located in Monrovia, California. The product presently being produced consist of a line of uninterruptible power supplies (U.P.S.) ranging in size from 500VA to 10 kVA. The U.P.S is a power system that can both smooth out voltage fluctuations and maintain a power load under power blackout conditions. U.P.S.'s are designed to provide fifteen minutes or more (depending on the number of batteries) of support power to computers, scientific products, commu nication systems, or similar equipment should the utility power fail. While the utility power is available, the U.P.S. provides isolation from voltage or fre-quency transients which may disturb the systems operation.

The Registrant markets the U.P.S line through trade publications, tradeshows and telemarketing. However, sales are generally made by the Registrant through distributors who sell the products to end-users. For the year ended 1999, Nova Power Systems, a major distributor through its direct and indirect sales accounted for approximately thirty-one percent of the Registrant's total sales

The Registrant assembles finished components and other materials to produce its products. Relatively little fabrication or raw materials is done by the Regis-trant. The Registrant purchases raw materials and finished components used in production of the Registrant's products, some of which are imported. Thus, the Registrant is dependent upon the ability of suppliers to meet performance speci-fication, quality standards and delivery schedules. The Registrant endeavors to assure availability of source of supplies and does not anticipate any shortages which would adversely affect production schedules.

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


Backlog
-------
The following table sets forth the amounts representing orders believed by the Registrant to be firm. The backlog at December 31, 1999 represent orders which the Registrant expects to deliver during 2000. There are no seasonal effects on orders.


                     FIRM BACKLOG AS OF DECEMBER 31,
                     ------------------------------
                     1999                      2000
                    ------                    -------
Backlog            $1,535,000                $1,509,000
                   ========                   ========


Other:
------
As of December 31, 1999, the Registrant employed 34 people, all of which are full-time employees.

Other required information to the Registrant's description of business operations and its general development is incorporated herein by reference to pages 1 through 3 in the Registrant's 1999 Annual Report to Shareholders and the Registrant's financial statements contained therein, each incorporated by reference in this report.



Item 2.
-------
     Properties                Sq. Feet Leased     Annual Rental    Term Date
     ----------                ---------------     -------------    ---------
    Home Office and Continuous    26,000              $110,000      05/31/2000
    Power Systems Division        ========            =========     ==========
    Monrovia, California

During fiscal year 1999 properties were utilized at approximately 60% of capacity.

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

On above items 5 through 8 reference is made to the Registrant's
Annual Report to Shareholders for the year ended December 31,1999 incorporated by reference in this report.

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

Item 11:
--------
Management Remuneration and Transactions                                4-5

Item 12:
--------
Security Ownership of Certain Beneficial Owners and Management           4

Item 13:
--------
Certain Relationships and Related Transactions                          2-5-6

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


                             PART IV
                             -------

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)  (1) Financial Statements                                   Annual Report
         --------------------                                       Pages
                                                                -------------

The following financial statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 (incorporated by reference in this report):


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  10

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
31, 1999, 1998 AND 1997                                              4

BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 1999
AND 1998                                                             5

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS
ENDED DECEMBER 31, 1999                                              7

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
31, 1999, 1998 AND 1997                                              6

NOTES TO THE FINANCIAL STATEMENTS                                   7-10

     (2) Report of Independent Certified Public Accountants on Schedules
         ---------------------------------------------------------------

The following schedules are included in this report:

   II- Valuation Accounts and Reserves - 1999 and 1998

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

        4.2) 9% Convertible Subordinated Note Agreement (incorporated by reference from Registrant's Annual Report with Form 10-KSB for the year ended December 31,1998).


      10.1) Credit Agreement between Clary Corporation and First American
            Bank (incorporated by reference with this report).



      10.4) 1996 Stock Option Plan (incorporated with Form 10KSB for the year ended December 31, 1996).


      13.1) Annual Report to Shareholders for the year ended December 31, 1999
            (incorporated by reference in this report).



(b) Reports on Form 8-K - NONE

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Clary Corporation


In connection with our audit of financial statements of Clary Corporation referred to in our report dated February 10,2000, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have audited Schedule II for the years ended December 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


STONEFIELD JOSEPHSON, INC.
Certified Public Accountants
Santa Monica, California
February10,2000


                      CLARY CORPORATION
            SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                YEARS ENDED DECEMBER 31, 1999 AND 1998

                      BALANCE AT     ADDITIONAL                    BALANCE
                      BEGINNING      CHARGED TO                   AT END OF
     DESCRIPTION      OF PERIOD     COST & EXPNS.    DEDUCTIONS     PERIOD
     -----------      ----------    -------------    ----------  -----------

Year ended 12/31/99

Allowance for doubtful
accounts and inventory
reserves              $26,000         $129,000          $6,000      $149,000
                      =======         =======          =======      =======

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




                                           John G.Clary
Date:March 23,2000               Chairman of the Board, President
                                  and Chief Executive Officer



                         Directors:


Date:MARCH 23,2000
                                   Donald G. Ash

Date:MARCH 23,2000
                                   John G. Clary

Date:MARCH 23,2000
                                   John P. Clary

Date:MARCH 23,2000
                                   John J.  Guerin


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Clary Corporation

In connection with our audit of the financial statements of Clary Corporation referred to in our report dated February 11,1999, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 31,1999 and 1998. In our opinion,this schedule present fairly, in all material respect, the information required to be set forth therein.




                                    STONEFIELD JOSEPHSON, INC
                                    Certified Public Accountats
                                    Santa Monica, California
                                    February 11,2000


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Clary Corporation


We have audited the accompanying balance sheets of Clary Corporation(a Califor-nia corporation) as of December 31,1999 and 1998, and the related statements of operation, stockholders' equity, and cash flows for two years ended.
These financial statements are the responsability of the Company's management.
Our responsability is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material repects, the financial position of Clary Corporation as of December
31, 1999 and 1998, and the result of its operations and its cash flow for the years ended, in conformity with generally accepted accounting principles.



                               STONEFIELD JOSEPHSON, INC
                               CERTIFIED PUBLIC ACCOUNTS
                               SANTA MONICA, CALIFORNIA
                               FEBRUARY 11,1999

Exhibit 10.1
------------

       CREDIT AGREEMENT BETWEEN CLARY CORPORATION AND FIRST AMERICAN BANK




                         FIRST AMERICAN BANK
                         8941 E VALLEY BLVD
                       ROSEMEAD, CA. 91770-0549



CLARY CORPORATION
ATTN:JOHN G. CLARY, CHAIRMAN/CEO
1960 S WALKER AVE.
MONROVIA, CA. 91016



Dear Mr. Clary:

First American Bank is pleased to confirm the approval of renewal for Clary
Corporation's Accounts Receivable (formula) line of credit in the amount of $750,000.00.

The line of credit will be subject to the following terms and conditions:

Amount:$750,000.00

Terms: Accounts Receivable line of credit. Interest only monthly with balance due to maturity. Advances are limited to 80% of accounts receivables from 1-90 days from invoice date.

Maturity:  May 1,2000 (Maturity set to coincide with receipt of FYE-Audited
           Statements)

Interest:  FAB's base rate plus 1.5% actual day basis, payable monthly.
           (Rate currently 8.75%+1.5%=10.25%)

Fee:       Annual commitment fee of .25%=$1,875.00

Guarantor: None (Publicly traded company)

Collateral:Security Agreement and UCC-1 filing on all business assets based
           03-28-96 (First lien position)



Concentracion Exceptions:

           Nova Power Solutions, Inc. $250,000.00 Limit

           Celera Genomics, Inc./Sub. of Perkin-Elmer Corp.
           $400,000.for May'99, then $250,000 limit

           PRC,Inc., Subsidiary of Litton, Industries--$250,000 Limit


Conditions:

      1) Borrower fo furnish annual CPA-Audited financial statements with an unqualified opinion of auditors that the statements present fairly in all material respect the financial position of Clary Corporation within 120 days from end of fiscal year end.

      2) Borrower to furnish on a quaterly basis 10Q report, with the accompanying company prepared statement within 45 days from end period report.

      3) Borrower to provided monthly "Borrower's Certificate", with accounts receivable aging and accounts payable aging, within 15 days of month end.

      4) Bank, at its option, to perform accounts receivable audits at borrower expenses, to be performed on an annual basis approximately 6 months from fiscal year end audited statement.
         (Change: Previously semi-annual audits)

      5) Insurance in adequate amount covering all inventory and fixed assets naming First American Bank as loss payee.


      6) Accounts Receivable subject to a maximun of the lesser of an 80% advance rate on eligible accounts receivable or the line limit of $750,000, excluded from the borrowing base is as follows:


         a) Accounts Receivable over 90 days from invoice date.
         b) Cross aged accounts where more than 50% of the balance is past due
         c) Progress billings
         d) Contra accounts
         e) Employee accounts
         f) Consignment accounts
         g) U.S. Government accounts in excess of 10% of total A/R.
         h) Foreign accounts unless FCIA insured.
         i) Concentrations in excess of $150,000, unless otherwise approved by bank.(See Concentration Exceptions)


      7) Borrower to adhere to the following financial covenants:

         1) Maximun affective debt to worth ratio 1.25:1
            Calculated as: TOTAL DEBT(Less amounts subordinated to bank) divided by total NET WORTH(plus amounts subordinated to bank)
            (Ratio as of 04/30/99 is 1.14:1)

         2) Minimum current ratio of 1.50:1 (Ratio as of 04/30/99 is 1.76:1)

         3) Minimum working capital of $1,250.000.
            (Working capital was $1,413,822 as of 04/30/99)



This letter is not meant to be an attempt to define all of the terms and conditions in this financing. Rather it is intended only to outline certain of the basic points of our understanding around which the documentation is structured.

A copy of this letter must be signed as evidence of your agreement to terms.
The letter must be returned to the bank no later than June 20,1999.

We value you as our customer and believe this arrangement is evidence of our confidence in you and Clary Corporation.


Sincerely,





              SIGNATURE                        TITLE
              =========                       =======


FIRST AMERICAN BANK

/s/Michael K, Scott                       Vice-President
-------------------


CLARY CORPORATION

/s/ John G. Clary                         Chairman/President/CEO
-----------------



