Form 10QSB
period 2000-03-31
CLARY CORP
filed 2000-05-12
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       March 31,2000

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

                               Yes   X    No
                                   -----     -----

As of April 20, 2000, there were 1,807,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                         ----        ----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)

PROFIT AND LOSS INFORMATION           Three  Months Period Ended March 31,
                                             2000              1999
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,417,000         $  2,025,000

 Cost and Expenses:
  Cost of products sold                       973,000            1,247,000
  Engineering and Product Development         121,000              109,000
  Selling and Service                         193,000              349,000
  General and Administrative                   80,000               82,000
  Interest Expense                             36,000               48,000
                                            ---------           ----------
                                            1,403,000            1,835,000
                                            ---------           ---------
Net Earnings                                   14,000              190.000
                                           ===========         ===========
Earnings per common share                 $       .01          $       .11
                                           ===========         ===========

Average number of shares                     1,807,419          1,807,419

Dividends per share                              None               None







                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
ASSETS                                  March 31,200      Dec. 31, 1999
----------------------------------      --------------    -------------
CURRENT ASSETS
--------------
   Cash                                  $   159,000        $   284,000
   Notes and accounts receivable less
    allowance for doubtful amounts
    of $26,000 in 2000 and $24,000 in
    1999.                                    860,000            587,000
   Inventories, principally finished
    goods and work-in-process              2,025,000          1,783,000
   Prepaid expenses and other assets          58,000             57,000
                                           ---------          ---------
          Total Current Assets           $ 3,102,000        $ 2,711,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,447,000          1,428,000

   Less:  Accumulated Depreciation
          and Amortization                 1,305,000          1,298,000
                                           ---------          ---------
                                             142,000            130,000
OTHER ASSETS
------------
   Miscellaneous                              13,000             12,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 3,257,000        $ 2,853,000
                                          ==========        ===========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY         March 31,2000       Dec. 31, 1999
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes Payable                               $   850,000         $   815,000
 Accounts Payable and Accrued Expenses           848,000             473,000
 Accrued Payroll and Related Expenses             67,000              77,000
 Customer Deposits                                15,000              25,000
                                              -----------         ------------
          Total Current Liabilities          $ 1,780,000         $ 1,390,000

9-1/2% Convertible Subordinated Notes
  due October 17, 2000                           600,000             600,000


STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 in 2000
 and 1999                                         55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2000 and 1999     550,000             550,000


 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 1,807,419 in 2000 and 1999        2,509,000          2,509,000
 Additional paid-in capital                     5,099,000          5,099,000
 Accumulated  deficit                         ( 7,350,000)       ( 7,350,000)
 Current years' earnings                           14,000             -0-
                                             -----------         ------------
          Total Equity                          877,000              863,000
                                             -----------         ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY  $  3,257,000         $  2,853,000
                                            ============         ============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                            For the three-month Period Ended
                                            --------------------------------
                                                         March,31
                                                      -------------
                                                   2000             1999
                                                   ----             ----

Cash Flows from Operating Activities:
------------------------------------
Net earnings                                     $  14,000      $  190,000
Adjustments to reconcile net earnings
to net cash (used for) Operating Activities:
  Depreciation and Amortization                       7,000          2,000
  Provision for losses on accts. receivable.          2,000         10,000
Change in assets and liabilities:
  (Increase) in accounts receivable                (275,000)      (998,000)
  (Increase) decrease in inventory                 (242,000)       124,000
  (Increase) in prepaid expenses                   (  1,000)      (  2,000)
  (Increase) in other assets                       (  1,000)      ( 18,000)
  Increase in accounts payable
  and accrued  expenses                            365,000         511,000
  (Decrease) in customer deposits                 ( 10,000)       ( 11,000)
                                               -----------     ----------
  Net cash (used for) operating Activities:       (141,000)       (192,000)


Cash Flows from Investing Activities:
------------------------------------
  Capital expenditures                             (19,000)    (  15,000)
                                                ------------    ----------
  Net Cash (used for) Investing Activities         (19,000)     ( 15,000)


Cash Flows from Financing Activities:
------------------------------------
  Net borrowings under line-of-credit               35,000        200,000
                                               ------------      -----------
  Net Cash provided by financing activities         35,000        200,000

  Net (Decrease) Increase in cash and cash
  equivalents                                     (125,000)      (  7,000)

Cash and cash equivalents at beginning of year     284,000        160,000
                                                ----------       ----------
Cash and cash equivalents at end of quarter    $   159,000      $ 153,000
                                                ==========      ===========

PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the first quarter of 2000 decreased
$608,000 or 30.0% from the first quarter of 1999. This decrease was due primarily from the delivery of one large order to Celera Genomics Corporation in the first quarter of 1999. Also during the first two month of 2000 supplier delays on certain critical electronic components had a negative effect on production. At our current procurement levels, it is a challenge to reduce or eliminate these delivery and quality problems.

  Cost of sales decreased $274,000 or 22.% over the two periods. This cost decrease was due primarily to the sales decrease but was partially offset due to to additional production cost associated with supplier delays mentioned above.

 Selling and administrative decreased $158,000 or 36.7% primarily due to less sales commission on the reduced sales. Engineering and development increased $12,000 or 11.0%. This increase is not significant. Interest cost decreased $12,000 due to conversion of $550,000 of long term debt to a new Convertible Class "B" preferred stock.

 Net earnings decrease was due to the factors mentioned above. Registrant believes net earnings will improve over the next three quarters.


Liquidity and Capital Requirements
----------------------------------

   The registrant believes funds provided from operations,short-term lines of credit and short as well as long-term financing through an Affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures, if any, will be minimal and funded from working capital or placed on short-term leases.

   The registrant's short term secured borrowing with the bank is subject to renewal May 1,2000.

PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of March 31,2000 the Registrant has 12,688 shares of common stock reserved for conversion of the Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Class "B" preferred stock and 600,000 shares reserved for tha conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved
100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan. Also, the Company has 40,000 shares of common stock for purchase by its former President under a non-quali-fied stock option plan.

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

                                       CLARY CORPORATION
                                          (Registrant)

Date: April 27,2000

         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  President, Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer and Chief Financial Officer,
-----------------
Donald G. Ash


