Form 10QSB
period 2000-06-30
CLARY CORP
filed 2000-08-09
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       June 30,2000

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


Securities registered under Section 12(b) of the Exchange Act:


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

As of July 28, 2000, there were 1,807,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                         ----        ----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statements of Operations)

PROFIT AND LOSS INFORMATION           Three  Months Period Ended June 30,
                                             2000              1999
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,334,000         $  1,351,000

 Cost and Expenses:
  Cost of products sold                       931,000              927,000
  Engineering and Product Development          86,000               95,000
  Selling and Service                         173,000              190,000
  General and Administrative                   66,000               88,000
  Interest Expense                             39,000               49,000
                                            ---------           ----------
                                            1,295,000            1,349,000
                                            ---------           ---------
Net Earnings                                   39,000                2,000
Income tax expenses                             1,000                1,000
                                           ----------           ----------
Net Earnings                               $   38,000           $    1,000
                                           ==========           ==========
Earnings per common share                  $      .02           $      .00
                                           ===========         ===========
Average number of shares                    1,807,419           1,807,419

Dividends per share                              None               None




                            CLARY CORPORATION
                           -------------------
                        (Statements of Operations)



PROFIT AND LOSS INFORMATION                Six Months Period Ended June 30
                                                2000              1999
--------------------------                 -------------------------------
Net Sales and Other Revenue                   $2,751,000        $3,376.000

Cost and Expenses:
 Cost of products sold                         1,904,000         2,174.000
 Engineering and Product Development             207,000           204,000
 Selling and Service                             366,000           539,000
 General and Administrative                      146,000           170,000
 Interest Expenses                                75,000            97,000
                                              ----------         ---------
                                               2,698,000         3,184,000
                                              ----------         ---------
Net Earnings before income taxes                  53,000           192,000
Income Tax Expense                                 1,000             1,000
                                              ----------         ---------
Net Earnings                                  $   52,000        $  191,000
                                              ==========        ==========
Net Earnings per common share                 $      .03        $      .11
                                              ==========        ==========
Average number of shares                       1,807,419         1,807,419

Dividends per share                              None              None



                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------

ASSETS                                     June 30,2000      Dec. 31, 1999
----------------------------------         --------------    -------------
CURRENT ASSETS
--------------
   Cash                                      $   494,000       $   284,000
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $29,000 in 2000 and $24,000 in
    1999.                                        706,000           587,000
   Inventories, principally finished
    goods and work-in-process                  2,096,000         1,783,000
   Prepaid expenses and other assets             118,000            57,000
                                              ----------        -----------
          Total Current Assets               $ 3,414,000       $ 2,711,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                     1,454,000         1,428,000

   Less:  Accumulated Depreciation
          and Amortization                     1,310,000         1,298,000
                                              ----------          ---------
                                                 144,000           130,000
OTHER ASSETS
------------
   Miscellaneous                                  19,000            12,000
                                               ----------        ----------
   TOTAL ASSETS                              $ 3,577,000       $ 2,853,000
                                             ===========        ===========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY         June 30,2000     Dec. 31, 1999
------------------------------------        --------------    -------------
CURRENT LIABILITIES
-------------------
 Notes Payable                               $   900,000       $   815,000
 Accounts Payable and Accrued Expenses         1,081,000           473,000
 Accrued Payroll and Related Expenses             69,000            77,000
 Customer Deposits                                12,000            25,000
                                              -----------       ------------
          Total Current Liabilities          $ 2,062,000       $ 1,390,000

9-1/2% Convertible Subordinated Notes
  due January 17,2002                            600,000           600,000


STOCKHOLDERS' EQUITY
--------------------
 Preferred Stock - Series "A"                     55,000            55,000

 Preferred Stock - Series "B"                    550,000           550,000

 Common stock and additional stated value
 arising from conversion of series "A"
 preferred stock                               2,509,000         2,509,000
 Additional paid-in capital                    5,099,000         5,099,000
 Accumulated  deficit                        ( 7,350,000)       (7,350,000)
 Current years' earnings                          52,000             -0-
                                             -----------        ------------
          Total Equity                           915,000           863,000
                                             -----------         -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $  3,577,000      $  2,853,000
                                            ============       ============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                               For the Six-month Period Ended
                                               --------------------------------
                                                           June,30
                                                       -------------
Cash Flows From Operating Activities:                2000             1999
------------------------------------                 ----             ----

Operating profit                                   $  52,000      $  191,000
Adjustments to reconcile net profit to net
cash provided by (used for) Operating Activities:
  Depreciation and Amortization                        12,000          5,000
  Provision for losses on accts. receivable.            5,000         10,000
Change in assets and liabilities:
  (Increase) in accounts receivable                  (124,000)      (451,000)
  (Increase) in inventory                            (313,000)      ( 51,000)
  (Increase) in prepaid expenses                     ( 61,000)      ( 50,000)
  (Increase) in other assets                         (  7,000)      (  6,000)
  Increase in accounts payable
  and accrued  expenses                               600,000        259,000
  (Decrease) in customer deposits                    ( 13,000)          -0-
                                                   -----------     ----------
  Net cash provided by (used for)
  operating Activities:                               151,000      (  93,000)


Cash Flows from Investing Activities:
------------------------------------
  Capital expenditures                               ( 26,000)     (  26,000)
                                                   ------------    -----------
  Net Cash (used for) Investing Activities           ( 26,000)     (  26,000)


Cash Flows from Financing Activities:
------------------------------------
  Net borrowings under line-of-credit                  85,000        250,000
                                                  ------------     -----------
  Net Cash provided by financing activities            85,000        250,000
                                                  ------------     -----------

  Net Increase in cash and cash equivalents           210,000        131,000

Cash and cash equivalents at beginning of year        284,000        160,000
                                                  ----------        ----------
Cash and cash equivalents at end of quarter       $   494,000      $ 291,000
                                                  ===========       ===========

PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
   Sales and other revenues for the second quarter of 2000 decreased
$7,000 or 1.3% from the second quarter of 1999. This decrease was insignificant

  Cost of sales increased $4,000 or less than  1.0% over the two periods.
This cost increase was again insignificant.Selling and administrative and Engineering and development decreased a total of $48,000 or 12.9% for the quarter in 2000 as compared to 1999. This decrease was due to staff realignment or voluntary termination during the quarter in 2000. Replacements have already been or will be added in the third quarter 2000. Interest cost was reduced by $10,000 for the quarter in 2000 due to a conversion of debt to Series "B" Preferred Stock over the last year. A slightly larger profit was shown in 2000 due to the mentioned cost reductions.

Liquidity and Capital Requirements
----------------------------------

 The registrant believes funds provided from operations,short-term lines of credit and short as well as long-term financing through an Affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal.

   The registrant's short term secured borrowing with the bank is subject to renewal on May 1,2001.

PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of June 30,2000 the Registrant has 12,688 shares of common stock reserved for conversion of it's Series "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Series "B" preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has 100,000 shares reserved for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.


NOTE 2. This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


NOTE 3. The registrant's short-term bank borrowing Agreement requires the maintenance of certain ratios pertaining to working capital and debt to equity. At June 30,2000, the Registrant was not in compliance with the debt to equity ratio, however, this non-compliance was waived by the bank for this period.

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

Date: August 7,2000

         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  President, Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer and Chief Financial Officer,
-----------------
Donald G. Ash


