Form 10QSB
period 2000-09-30
CLARY CORP
filed 2000-10-27
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       September 30,2000

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

As of October 23, 2000, there were 1,807,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                         ----        ----

PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statements of Operations)

PROFIT AND LOSS INFORMATION           Three  Months Period Ended September 30,
                                             2000              1999
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,465,000         $  1,100,000

 Cost and Expenses:
  Cost of products sold                     1,045,000              783,000
  Engineering and Product Development          94,000               98,000
  Selling and Service                         215,000              208,000
  General and Administrative                   55,000               76,000
  Interest Expense                             41,000               37,000
                                            ---------           ----------
                                            1,450,000            1,202,000
                                            ---------           ---------
Net Earnings (loss)                        $   15,000          $  (102,000)
                                           ==========           ==========
Net Earnings (loss) per common share       $      .01          $      (.06)
                                           ===========         ===========

Average number of shares                    1,807,419           1,807,419

Dividends per share                              None               None




                            CLARY CORPORATION
                           -------------------
                        (Statements of Operations)



PROFIT AND LOSS INFORMATION                Nine Months Period Ended Sept.30
                                                2000              1999
--------------------------                 -------------------------------
Net Sales and Other Revenue                   $4,216,000        $4,476.000

Cost and Expenses:
 Cost of products sold                         2,949,000         2,957.000
 Engineering and Product Development             301,000           302,000
 Selling and Service                             581,000           747,000
 General and Administrative                      201,000           246,000
 Interest Expenses                               116,000           134,000
                                              ----------         ---------
                                               4,148,000         4,386,000
                                              ----------         ---------
Earnings before income taxes                      68,000            90,000
Income Tax Expense                                 1,000             1,000
                                              ----------         ---------
Net Earnings                                  $   67,000        $   89,000
                                              ==========        ==========
Net Earnings per common share                 $      .04        $      .05
                                              ==========        ==========
Average number of common shares                1,807,419         1,807,419

Dividends per share                              None              None



                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------

ASSETS                                     Sept. 30,2000      Dec. 31, 1999
----------------------------------         --------------    -------------
CURRENT ASSETS
--------------
   Cash                                      $   507,000       $   284,000
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $10,000 in 2000 and $20,000 in
    1999.                                        691,000           587,000
   Inventories, principally finished
    goods and work-in-process                  2,019,000         1,783,000
   Prepaid expenses and other assets              69,000            57,000
                                              ----------        -----------
          Total Current Assets               $ 3,286,000       $ 2,711,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                     1,460,000         1,428,000

   Less:  Accumulated Depreciation
          and Amortization                     1,315,000         1,298,000
                                              ----------          ---------
                                                 145,000           130,000
OTHER ASSETS
------------
   Miscellaneous                                  33,000            12,000
                                               ----------        ----------
   TOTAL ASSETS                              $ 3,464,000       $ 2,853,000
                                             ===========        ===========

PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY         Sept. 30,2000     Dec. 31, 1999
------------------------------------        --------------    -------------
CURRENT LIABILITIES
-------------------
 Notes Payable                               $   975,000       $   815,000
 Accounts Payable and Accrued Expenses           883,000           473,000
 Accrued Payroll and Related Expenses             56,000            77,000
 Customer Deposits                                20,000            25,000
                                              -----------       ------------
          Total Current Liabilities          $ 1,934,000       $ 1,390,000

9-1/2% Convertible Subordinated Notes
  due January 17,2002 and convertible
  into common stock at $1.00 per share            600,000           600,000


STOCKHOLDERS' EQUITY
--------------------
 Preferred Stock - Series "A"                      55,000            55,000

 Preferred Stock - Series "B"                     550,000           550,000

 Common stock and additional stated value
 arising from conversion of preferred stock     2,509,000         2,509,000
 Additional paid-in capital                     5,099,000         5,099,000
 Beginning of year  deficit                   ( 7,350,000)       (7,350,000)
 Current years' earnings                           67,000             -0-
                                              -----------        ------------
          Total Equity                            930,000           863,000
                                               -----------         -----------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $  3,464,000      $  2,853,000
                                            ============       ============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                               For the Nine-month Period Ended
                                               --------------------------------
                                                           Sept,30
                                                       -------------
Cash Flows From Operating Activities:                2000             1999
------------------------------------                 ----             ----

Operating earnings                                   $  67,000      $  89,000

Adjustments to reconcile net earnings to net
cash provided by operating activities:
  Depreciation and Amortization                         15,000          7,000
  Provision for(used for) losses on
  accts. receivable.                                   (10,000)         7,000

Change in assets and liabilities:
  (Increase) in accounts receivable                    (94,000)       (33,000)
  (Increase) in inventory                             (236,000)      (120,000)
  (Increase) in prepaid expenses                       (12,000)       (28,000)
  (Increase) in other assets                           (21,000)       (10,000)
  Increase in accounts payable
  and accrued  expenses                                 391,000       189,000
  (Decrease) Increase in customer deposits               (5,000)        4,000
                                                     -----------    ----------
  Net cash provided by Operating Activities:             95,000       105,000


Cash Flows from Investing Activities:
------------------------------------
  Capital expenditures                               ( 32,000)     (  31,000)
                                                   ------------    -----------
  Net Cash (used for) Investing Activities           ( 32,000)     (  31,000)


Cash Flows from Financing Activities:
------------------------------------
  Net borrowings under line-of-credit                  160,000        100,000
                                                  ------------     -----------
  Net Cash provided by financing activities            160,000        100,000
                                                  ------------     -----------

  Net Increase in cash and cash equivalents            223,000        174,000

Cash and cash equivalents at beginning of year         284,000        160,000
                                                    ----------     ----------
Cash and cash equivalents at end of period          $  507,000     $  334,000
                                                    ===========    ===========

PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
  Sales and other revenues for the third quarter of 2000 increased $365,000 or 33.2% from the third quarter of 1999. This increase was due primarily through the increase of sales to the Registrant's major customer on a navy program.

  Cost of sales increased $262,000 or 33.4% over the two periods. This cost was due to the sales increase. Selling and administrative decreased $14,000 due to higher commission sales in 1999 vs. higher in house sales in 2000.
No other expense differences were significant for the three month period.
A small profit of $15,000 or $.01 cent per share were recorded for the quarter in 2000 vs. a loss in 1999 due to higher sales volume.


Liquidity and Capital Requirements
----------------------------------
 The Registrant believes funds provided from operations,short-term lines of credit and short as well as long-term financing through an Affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures if any will be minimal.

 The registrant's short term secured borrowing with the bank was renewed on May 1,2000

PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of September 30,2000 the Registrant has 12,688 shares of common stock reserved for conversion of the Series "A" preferred stock, 440,000 shares reserved for the conversion of the Series "B" preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes.
In addition, the Registrant has 76,000 shares reserved for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.


NOTE 2. This report reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim period.


NOTE 3. The registrant's short-term bank borrowing Agreement requires the maintenance of certain ratios pertaining to working capital and debt to equity. At September 30,2000, the Registrant was not in compliance with the debt to equity ratio, however, this non-compliance was waived by the bank for this period.

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

Date: October 23,2000

         SIGNATURE                           TITLE
         =========                           =====

/s/ John G. Clary                  President, Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer and Chief Financial Officer,
-----------------
Donald G. Ash


