Form 10KSB
period 2000-12-31
CLARY CORP
filed 2001-03-26
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB


Annual  Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended   December 31, 2000

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

Issuer's revenues for its most fiscal year were $5,516,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10,2000 amounted to $1,356,000.

The Registrant had 1,807,419 shares of common stock outstanding as of March 09, 2001.


LISTING OF DOCUMENTS INCORPORATED BY REFERENCE:
----------------------------------------------

(1) Part II-Items 5, 6, 7 and 8 - Annual Report to Shareholders for fiscal year ended December 31, 2000.

(2) Part III - Items 10-11, 12 and 13. Definitive proxy statement for the 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2000.



Item 1:

Business
----------------
The Registrant's operations are presently conducted through its Continuous Power Systems located in Monrovia, California. The product presently being produced consists of a line of uninterruptible power supplies (U.P.S.) ranging in size from 500VA to 10 kVA. The U.P.S is a power system that can both smooth out voltage fluctuations and maintain a power load under power blackout conditions. U.P.S.'s are designed to provide fifteen minutes or more (depending on the number of batteries) of support power to computers, scientific products, commu nication systems, traffic signals or systems, or similar equipment should the utility power fail. While the utility power is available, the U.P.S. provides isolation from voltage or frequency transients which may disturb the systems operations.

The Registrant markets the U.P.S line through trade publications, tradeshows and telemarketing. However, sales are generally made by the Registrant through distributors who sell the products to end-users. For the year ended 2000, Nova Power Systems, a major distributor through its direct and indirect sales accounted for approximately forty-nine percent of the Registrant's total sales

The Registrant assembles finished components and other materials to produce its products. Relatively little fabrication or raw materials is done by the Regis-trant. The Registrant purchases raw materials and finished components used in production of the Registrant's products, some of which are imported. Thus, the Registrant is dependent upon the ability of suppliers to meet performance speci-fications, quality standards and delivery schedules. The Registrant endeavors to assure availability of source of supplies and does not anticipate any shortages which would adversely affect production schedules.

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


Backlog
-------
The following table sets forth the amounts representing orders believed by the Registrant to be firm. The backlog at December 31,2000 represents orders which the Registrant expects to deliver during 2001. There are no seasonal effects on orders.


                     FIRM BACKLOG AS OF DECEMBER 31,
                     ------------------------------
                     2000                      1999
                    ------                    -------
Backlog            $232,000                  1,535,000
                   ========                   ========


Other:
------
As of December 31, 2000, the Registrant employed 39 people, all of which are full-time employees.

Other required information to the Registrant's description of business operations and its general development is incorporated herein by reference to pages 1 through 3 in the Registrant's 2000 Annual Report to Shareholders and the Registrant's financial statements contained therein, each incorporated by reference in this report.



Item 2.
-------
     Properties                Sq. Feet Leased     Annual Rental    Term Date
     ----------                ---------------     -------------    ---------
    Home Office and Continuous    26,000              $110,000      05/31/2001
    Power Systems Division        ========            =========     ==========
    Monrovia, California


During fiscal year 2000 properties were utilized at approximately 70% of capacity.

The Registrant believes its properties are suitable for its needs.




                                PART II
                               ---------
                                                                  ANNUAL REPORT
                                                                     PAGES
                                                                 --------------
Item 4:
-------
Submission Matters to a vote of Security Holders - NOT APPLICABLE


Item 5:
-------
Market for Registrant's Common Equity and Related Shareholder
Matters.                                                                  10

Item 6:
-------
Selected Financial Data                                                   11

Item 7:
-------
Management's Discussion and Analysis of Financial Conditions and
Results of Operations.                                                     3

Item 8:
-------
Financial Statements and Supplemental Data                             4-5-6

On above items 5 through 8 reference is made to the Registrant's
Annual Report to Shareholders for the year ended December 31,2000 incorporated by reference in this report.

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

Item 11:
--------
Management Remuneration and Transactions                                4-5

Item 12:
--------
Security Ownership of Certain Beneficial Owners and Management           4

Item 13:
--------
Certain Relationships and Related Transactions                           2-5

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


                             PART IV
                             -------

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a)  (1) Financial Statements                                   Annual Report
         --------------------                                       Pages
                                                                -------------

The following financial statements are included in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (incorporated by reference in this report):


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  10

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER
31, 2000, 1999 AND 1998                                              4

BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 2000
AND 1999                                                             5

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE YEARS
ENDED DECEMBER 31, 2000                                              7

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
31, 2000, 1999 AND 1998                                              6

NOTES TO THE FINANCIAL STATEMENTS                                   7-10

     (2) Report of Independent Certified Public Accountants on Schedules
         ---------------------------------------------------------------

The following schedules are included in this report:

   II- Valuation Accounts and Reserves - 2000 and 1999

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


      10.1) Credit Agreement between Clary Corporation and First American
            Bank (incorporated by reference with this report).



      10.4) 1996 Stock Option Plan (incorporated with Form 10KSB for the year ended December 31, 1996).


      13.1) Annual Report to Shareholders for the year ended December 31, 2000
            (incorporated by reference in this report).



(b) Reports on Form 8-K - NONE

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


Board of Directors
Clary Corporation


In connection with our audit of financial statements of Clary Corporation referred to in our report dated February 06,2001, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have audited Schedule II for the years ended December 31, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


STONEFIELD JOSEPHSON, INC.
Certified Public Accountants
Santa Monica, California
February 06,2001


                      CLARY CORPORATION
            SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                YEARS ENDED DECEMBER 31, 2000 AND 1999

                        BALANCE AT     ADDITIONAL                    BALANCE
                        BEGINNING      CHARGED TO                   AT END OF
     DESCRIPTION        OF PERIOD     COST & EXPNS.   DEDUCTIONS     PERIOD
     -----------       ----------    -------------    ----------   -----------

Year ended 12/31/00

Allowance for doubtful
accounts and inventory
reserves                 $149,000        $80,000        $119,000      $110,000
                        =========       =========       =========     ========

Year ended 12/31/99

Allowance for doubtful
accounts and inventory
reserves                  $26,000       $129,000         $6,000       $149,000
                        =========       =========       ========      ========







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




                                           John G.Clary
Date:March 22,2001               Chairman of the Board, President
                                  and Chief Executive Officer



                         Directors:


Date:MARCH 22,2001
                                   Donald G. Ash

Date:MARCH 22,2001
                                   John G. Clary

Date:MARCH 22,2001
                                   John P. Clary

Date:MARCH 22,2001
                                   John J.  Guerin


Exhibit 10.1
------------

       CREDIT AGREEMENT BETWEEN CLARY CORPORATION AND FIRST AMERICAN BANK




                         FIRST AMERICAN BANK
                         8941 E VALLEY BLVD
                       ROSEMEAD, CA. 91770-0549



April 19,2000


CLARY CORPORATION
ATTN:JOHN G. CLARY, CHAIRMAN/CEO
1960 S WALKER AVE.
MONROVIA, CA. 91016


Ref: Renewal of Line of Credit


Dear Mr. Clary:

First American Bank is pleased to confirm the approval to renew the line of credit for Clary Corporation in the amount of $750,000.00.

The line of credit will be subject to the following terms and conditions:

Amount:$750,000.00

Terms: Accounts Receivable line of credit. Interest only monthly with balance due at maturity. Advances are limited to 80% of accounts receivable from 1-90 days from invoice date.

Maturity:  May 1,2001 (Maturity set to coincide with receipt of FYE-Audited
           Statements)

Interest: Wall Street Journal Prime rate plus 1.9%, actual day basis, payable monthly. (Rate currently 9.00% WSJP + 1.9% = 10.90%)
          Change:Formerly FAB Base rate plus 1.5%(Currently 10.00%+1.5%=11.50%)

Fee: Annual commitment fee of .20%=$1,500.00 (Includes documentation fee of $250.00).

Guarantor: None (Publicly traded company)

Collateral:Security Agreement and UCC-1 filing on all business assets based
           03-28-96 (First lien position)



Concentracion Exceptions:

NOVA POWER SOLUTIONS, INC.- $350,000 Limit
(Subject to up-dated Financial Information)

Nova is a long time distributor of Clary's UPS systems on the east coast.
The company has been a distributor for over 13 years for Clary Corp. According to Don Ash the company is the primary distributor of Clary Corporation's defense work for the U.S. Navy. The company sells to governmental and commercial concerns, and has annual sales in excess of $2MM. The company's D&B dated
04-12-00 reflects clear history. Accounts receivable have normally paid within 60 days over the past three years.


CELERA GENOMICS, INC./SUB. OF PERKIN-ELMER CORP. - $250,000 Limit

We are requesting to continue the $250M limit. The limit would apply to the combined invoiced amount to either Perkin-Elmer Corp. and subsidiary Celera
Genomics Corp. According Don Ash, Celera has developed equipment to map human
DNA and does genomic research, and is using Clary's digital UPS. According to the Dun&Bradstreet report dated 04-12-00, Perkin-Elmer (Consolidated) has sales of $1,216,897,000. The company's worth is $803,025,000. The Company employs
7,188. History is "Clear" and financial condition is "Good"


PRC,INC., SUB. OF LITTON INDUSTRIES - $250,000 Limit

The D&B report dated 05-21-99 reflects that PRC is wholly owned subsidiary of Litton Industries. PRC has 5,500 employees and its operations are to provide information technology and systems based solutions for federal, state, and local governments and commercial clients. Separate financial information is not provided. The consolidated sales of Litton Industries per D&B report dated
05-24-99 reflects sales of $4,399,888,000. The company's worth is $1,257,843,362
The company employs 34,900 people. History is "Clear" and financial condition is "Good".



Conditions:

      1) Borrower fo furnish annual CPA-Audited financial statements with an unqualified opinion of auditors that the statements present fairly in all material respect the financial position of Clary Corporation within 120 days from end of fiscal year end.(In compliance)

      2) Borrower to furnish on a quaterly basis 10Q report, with the accompanying company prepared statement within 45 days from end period report.(In compliance)

      3) Borrower to provided monthly "Borrower's Certificate", with accounts receivable aging and accounts payable aging, within 15 days of month end. (In compliance)

      4) Bank, at its option, to perform accounts receivable audits at borrower expenses, to be performed on an annual basis approximately 6 months from fiscal year end audited statement.

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


      7) Borrower to adhere to the following financial covenants:

         1) Maximun affective debt to worth ratio 1.25:1
            Calculated as: TOTAL DEBT(Less amounts subordinated to bank) divided by total NET WORTH(plus amounts subordinated to bank)
            (Ratio as of 12/31/99 is 0.95:1) (In compliance)
            RMA comparison studies reflects debt to worth ratios Low-7:1
            Mid-range-1.4:1 and High end 2.9:1

         2) Minimum current ratio of 1.50:1 (Ratio as of 12/31/99 is 1.91:1)
            (In compliance).
            RMA comparison studies reflects ratios:
            High 2.6:1; Mid-range 1.8:1  and Low 1.3:1

         3) Minimum working capital of $1,200.000.
            (Working capital was $1,264,000 as of 12/31/99) (In compliance)
            Change: Formerly $1,250,000



This letter is not meant to be an attempt to define all of the terms and conditions in this financing. Rather it is intended only to outline certain of the basic points of our understanding around which the documentation is structured.

A copy of this letter must be signed as evidence of your agreement to terms.
The letter must be returned to the bank no later than  April 30,2000.

We value you as our customer and believe this arrangement is evidence of our confidence in you and Clary Corporation.

Should you have any question please let me know.

Sincerely,





              SIGNATURE                        TITLE
              =========                       =======


FIRST AMERICAN BANK

/s/Michael K, Scott                       Vice-President
-------------------

Agreement to terms and conditions, as outlined  04-20-2001
                                                ----------
                                         CLARY CORPORATION

/s/ John G. Clary                      Chairman/President/CEO
-----------------

