Form 10QSB
period 2001-03-31
CLARY CORP
filed 2001-05-18
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       March 31,2001

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

                               Yes   X    No
                                   -----     -----

As of April 20, 2001, there were 1,807,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                     ------     ----



PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)


PROFIT AND LOSS INFORMATION           Three  Months Period Ended March 31,
                                             2001              2000
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,152,000           $1,417,000

 Cost and Expenses:
  Cost of products sold                       758,000              973,000
  Engineering and Product Development          83,000              121,000
  Selling and Service                         165,000              193,000
  General and Administrative                   51,000               80,000
  Interest Expense                             39,000               36,000
                                            ---------           ----------
                                            1,096,000            1,403,000
                                            ---------           ----------
Net Earnings                                   56,000               14.000
                                           ===========         ===========
Earnings per common share                 $       .03          $       .01
                                           ===========         ===========
Average number of shares                     1,807,419          1,807,419

Dividends per share                              None               None





                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------
ASSETS                                  March 31,2001      Dec. 31, 2000
----------------------------------      --------------    --------------
CURRENT ASSETS
--------------
   Cash                                  $   316,000        $   275,000
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $45,000 in 2001 and $45,000 in
    2000.                                    755,000            802,000
   Inventories, principally finished
   goods and work-in-process               1,970,000          1,950,000
   Prepaid expenses and other assets          59,000             40,000
                                           ---------          ---------
          Total Current Assets           $ 3,100,000        $ 3,067,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,472,000          1,460,000

   Less:  Accumulated Depreciation
          and Amortization                 1,325,000          1,320,000
                                           ---------          ---------
                                             147,000            140,000
OTHER ASSETS
------------
   Miscellaneous                              16,000             16,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 3,263,000        $ 3,223,000
                                          ==========        ===========


PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY         March 31,2001       Dec. 31, 2000
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes payable including related parties       	$900,000         $   925,000
 Accounts payable and Accrued Expenses           373,000             208,000
 Accounts payable related party                  389,000             565,000
 Accrued Payroll and Related Expenses             66,000              64,000
 Customer Deposits                                20,000              22,000
 Current Portion - long-term debt                  8,000                -0-
                                              -----------        -----------
          Total Current Liabilities          $ 1,756,000         $ 1,784,000

9-1/2% Convertible Subordinated Notes
due January 17,2002 and convertible into
common stock at $1.00 per share                  600,000             600,000
Other long-term debt, less current portion        22,000                -0-

STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 in 2001
 and 2000                                         55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2001 and 2000     550,000             550,000

 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 1,807,419 in 2001 and 2000        2,509,000          2,509,000
 Additional paid-in capital                     5,099,000          5,099,000
 Accumulated  deficit                         ( 7,384,000)       ( 7,374,000)
 Current year's earnings                           56,000             -0-
                                             ------------        ------------
          Total Equity                            885,000            839,000
                                             -----------         ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $  3,263,000       $  3,223,000
                                            =============       =============





                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------


                                            For the three-month Period Ended
                                            ----------------------------------
                                                           March ,31
                                                        -------------
                                                      2001             2000
                                                      ----             ----

CASH FLOW FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings                                        $  56,000      $  14,000
Adjustments to reconcile net earnings
to net cash (used for) Operating Activities:
 Depreciation and amortization                          5,000          7,000
 Provision for losses on accounts receivable.             -0-          2,000
Change in assets and liabilities:
 Decrease(Increase) in accounts receivable             47,000       (275,000)
 (Increase) in inventory                             ( 20,000)      (242,000)
 (Increase) in prepaid expenses                      ( 19,000)      (  1,000)
 (Increase) in other assets                              -0-        (  1,000)
 Decrease (increase) in accounts payable
 and accrued  expenses                               (  9,000)       365,000
 (Decrease) in customer deposits                     (  2,000)      ( 10,000)
                                                   -----------     ----------
  Net cash provided by (used for) operating
  Activities:                                          58,000       (141,000)

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                                ( 12,000)      ( 19,000)
                                                  ------------    -----------
  Net Cash (used for) Investing Activities           ( 12,000)      ( 19,000)


CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit    ( 25,000)        35,000
  Proceeds from isuance of Long-Term Notes             30,000           -0-
  Dividends paid                                     ( 10,000)          -0-
                                                     ---------        -------
  Net Cash (used for) provided by financing
  activities                                         (  5,000)        35,000
                                                     ---------        ------
  Net Increase (decrease) in cash and cash
  equivalents                                          41,000       (125,000)
 Cash and cash equivalents at beginning of year       275,000        284,000
                                                   ----------       ----------
Cash and cash equivalents at end of quarter          $316,000       $159,000
                                                   ==========      ===========


PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the quarter first of 2001 decreased $265,000 or
18.7% from the first quarter of 2000. This decrease was due primarily from the reduction of sales to the U.S. navy. These programs have temporarily been held up until reviewed by the new White House Administration. The Registrant believes sales in this area will begin a gradual increase during the second half of 2001.
Cost of sales decreased $215,000 or 22.1% over the two periods. This cost decrease was due primarily to the sales decrease. Engineering cost decreased
36,000or 30.0% due to a decrease in personnel over the period. The Registrant will be rehiring personnel as business increases over the next nine month.
Selling and Administrative decreased $67,000 or 24.2%. This decrease was due to the decrease in commission on the reduced sales as well as a decrease in perso-
nnel. Both of these expenses will be increasing over the next nice months as sales increase. Interest cost increased $3,000 as prime rates increased over the comparable periods.

The net earnings increase was due to the cost saving factors mentioned above.
The Registrant believes both military and traffic sales will increase over the next nine-months. This anticipated sales increase coupled with an increase in list prices and cost savings factors should provide a profitable year in 2001.


Liquidity and Capital Requirements
-----------------------------------

The registrant believes funds provided from operations, short-term lines of credit and short as well as long-term financing through an affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures will be funded, placed on short-term leases, or from proceeds obtained through additional long-term borrowing.


The registrant's short term secured borrowing with the bank is subject to renewal May 1,2001.



PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of March 31,2001, the Registrant has 12,688 shares of common stock reserved for conversion of Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Class "B" preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved
100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan

NOTE 2. The accompanying unaudited interim financial statements have been prepared in accordance with Regulation SB and are condensed and do not include all disclosures required under generally accepted accounting principles.
These statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim period.
The operating results for the three-months ended March 31,2001 are not necessa-
rily indicative of the results to be expected for the year ending December
31,2001


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

                                       CLARY CORPORATION
                                          (Registrant)

Date: April 24,2001

         SIGNATURE                           TITLE
         =========                           =====


 John G. Clary                  President, Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

 Donald G. Ash                  Treasurer and Chief Financial Officer
-----------------
Donald G. Ash




                             CLARY CORPORATION
                           1960 S. WALKER AVENUE
                         MONROVIA, CALIFORNIA 91016
                                              U.S.A.



Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB.

Sincerely,

CLARY CORPORATION

Donald G. Ash, Treasurer and Chief Financial Officer



