Form 10QSB
period 2001-06-30
CLARY CORP
filed 2001-07-26
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended       June 30,2001

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


                                     N/A
Securities registered under section 12(b) of the Exchange Act:

Title of each class: Common Stock, $1.00 par value

Name of each exchange on which registered: Pacific Exchange

Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

As of July 27, 2001, there were 1,807,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                     ------     ----



PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)


PROFIT AND LOSS INFORMATION           Three  Months Period Ended June 30,
                                             2001              2000
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 2,359,000           $1,334,000

 Cost and Expenses:
  Cost of products sold                     1,336,000              931,000
  Engineering and Product Development          82,000               86,000
  Selling and Service                         211,000              173,000
  General and Administrative                  112,000               66,000
  Interest Expense                             36,000               39,000
                                            ---------           ----------
                                            1,777,000            1,295,000
                                            ---------           ----------
Net Earnings before income taxes              582,000               39.000
Income Tax Expenses                             2,000                1,000
                                            ---------           ----------
Net Earnings                                  580,000               38,000
                                            =========           ==========
Earnings per common share                 $       .32          $       .02
                                           ===========         ===========
Average number of shares                     1,807,419          1,807,419

Dividends per share                              None               None



PROFIT AND LOSS INFORMATION                Six Months Period Ended June 30,
                                               2001                 2000
---------------------------                --------------------------------
Net Sales and Other Revenue                $3,511,000         $2,751,000
Cost and Expenses
  Cost of products sold                      2,094,000          1,904,000
  Engineering and Product Development          165,000            207,000
  Selling and Service                          376,000            366,000
  General and Administrative                   163,000            146,000
  Interest Expenses                             75,000             75,000
                                            ----------          ----------
                                             2,873,000          2,698,000
                                            ----------          ----------
Net Earnings before income taxes               638,000             53,000
Income Tax Expenses                              2,000              1,000
                                            ----------          ----------
Net Earnings                                $  636,000         $   52,000
                                            ==========         ===========
Net Earnings per common share               $      .35         $       .03
                                            ==========         ===========
Average number of shares                     1,807,419          1,807,419

Dividends per share                           None               None




                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------


ASSETS                                  June 30,2001      Dec. 31, 2000
----------------------------------      --------------    --------------
CURRENT ASSETS
--------------
   Cash                                  $   746,000        $   275,000
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $60,000 in 2001 and $45,000 in
    2000.                                    933,000            802,000
   Inventories, principally finished
   goods and work-in-process               2,060,000          1,950,000
   Prepaid expenses and other assets         123,000             40,000
                                           ---------          ---------
          Total Current Assets           $ 3,862,000        $ 3,067,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,475,000          1,460,000

   Less:  Accumulated Depreciation
          and Amortization                 1,330,000          1,320,000
                                           ---------          ---------
                                             145,000            140,000
OTHER ASSETS
------------
   Miscellaneous                              32,000             16,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 4,039,000        $ 3,223,000
                                          ==========        ===========


PART I
ITEM #1 - FORM 10-QSB

                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY         June 30,2001       Dec. 31, 2000
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes payable including related parties       $   750,000         $   925,000
 Accounts payable and Accrued Expenses             524,000             208,000
 Accounts payable related party                    533,000             565,000
 Accrued Payroll, taxes and related expenses       142,000              64,000
 Customer Deposits                                  15,000              22,000
 Current Portion - long-term debt                    8,000                -0-
                                                -----------        -----------
          Total Current Liabilities            $ 1,972,000         $ 1,784,000

9-1/2% Convertible Subordinated Notes
due January 17,2002 and convertible into
common stock at $1.00 per share                    600,000             600,000
Other long-term debt, less current portion          13,000                -0-

STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 shares
 in 2001  and 2000                                   55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2001 and 2000       550,000             550,000

 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 1,807,419 in 2001 and 2000          2,509,000          2,509,000
 Additional paid-in capital                       5,099,000          5,099,000
 Accumulated  deficit                           ( 7,395,000)       ( 7,374,000)
 Current year's earnings                            636,000             -0-
                                             ------------        ------------
          Total Equity                            1,454,000            839,000
                                                -----------        ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $  4,039,000       $  3,223,000
                                              =============       =============





                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                             For the six-month Period Ended
                                            -------------------------------
                                                         June 30
                                                     -------------
                                                      2001             2000
                                                      ----             ----

CASH FLOW FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings                                       $  636,000      $  52,000
Adjustments to reconcile net earnings
to net cash provided by Operating Activities:
 Depreciation and amortization                         10,000         12,000
 Provision for losses on accounts receivable.          15,000          5,000
Change in assets and liabilities:
 (Increase) in accounts receivable                   (146,000)      (124,000)
 (Increase) in inventory                             (110,000)      (313,000)
 (Increase) in prepaid expenses                      ( 83,000)      ( 61,000)
 (Increase) in other assets                          ( 16,000)      (  7,000)
 (Increase) in accounts payable
       and accrued  expenses                          362,000        600,000
 (Decrease) in customer deposits                     (  7,000)      ( 13,000)
                                                   -----------     ----------
  Net cash provided by Operating Activities:          661,000        151,000

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                                ( 15,000)      ( 26,000)
                                                  ------------    -----------
  Net Cash (used for) Investing Activities           ( 15,000)      ( 26,000)


CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit    (175,000)        85,000
  Proceeds from issuance of long-term Notes             30,000           -0-
  (Payment) on long-term notes                       (  9,000)          -0-
  Dividends paid                                     ( 21,000)          -0-
                                                     ---------        -------
  Net Cash (used for) provided by Financing
  Activities                                       (  175,000)       ( 85,000)
                                                    ----------       ---------
  Net Increase in cash and cash equivalents           471,000         210,000
  Cash and cash equivalents at beginning of year      275,000         284,000
                                                   ----------       ----------
Cash and cash equivalents at end of quarter         $ 746,000       $ 494,000
                                                   ==========      ===========


PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the second quarter of 2001 increased $1,025,000 or 76.8% over the second quarter of 2000.

The major reason for the sales increase in the second quarter of 2001 was the pent-up demand for the Company's traffic products, especially those products associated with keeping traffic intersections alive during a power failure.
The California energy crisis, which has caused rolling blackouts, has prompted the traffic engineers of cities, counties and state to provide battery backup as standard equipment to keep intersections operating. By keeping the inter-sections alive, it allows the police personnel to perform their normal duties of crime prevention and citizen protection in lieu of directing traffic at dead intersections. Further, an operating intersection is considered by most to be a public health and safety priority.

The company expects sales of these products to remain strong over the third quarter of this year and then become somewhat abated as cooler weather lessens the demand for electricity thus easing the crisis.

Cost of sales increased $405,000 or 43.5% over the periods.This increase was due to sales increase but was reduced as a percent of sales due to sales price increase and sales of higher margin products. Engineering and development cost remained fairly constant over the compared quarters. Selling and administrative increased $84,000 or 35.1% for the quarter in 2001 as compared to the quarter in 2000. This increase is due to increased commission on the increased sales as well as accrued and paid bonuses on earnings. Interest expenses is reduced
$3,000 over the periods due to debt repayments and interest rate reductions.
The net earnings increase is due to the sales increase of higher margin products.



Liquidity and Capital Requirements
-----------------------------------

The registrant believes funds provided from operations, short-term lines of credit and short as well as long-term financing through an affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures will be minimal.


The registrant's short term secured borrowing with the bank was renewed at more favorable interest rates on May 1,2001



PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of June 30,2001, the Registrant has 12,688 shares of common stock reserved for conversion of Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Class "B" preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes.
In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock
Option Plan

NOTE 2. The accompanying unaudited interim financial statements have been prepared in accordance with Regulation SB and are condensed and do not include all disclosures required under generally accepted accounting principles.
These statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim period.
The operating results for the six-months ended June 30,2001 are not necessarily indicative of the results to be expected for the year ending December 31,2001


FORM 10-QSB

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

Date: July 23,2001

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



