Form 10QSB
period 2001-09-30
CLARY CORP
filed 2001-10-31
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended: September 30,2001

Commission file Number: 1-3489


                         CLARY CORPORATION
----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          California                                           95-0630196
----------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                           Identification No.

1960 So. Walker Avenue, Monrovia, California                    91016
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

                               Yes   X    No
                                -----     -----

As of October 22, 2001, there were 1,807,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                     ------     ----



PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)


PROFIT AND LOSS INFORMATION           Three  Months Period Ended Sep. 30,
                                             2001              2000
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 2,501,000           $1,465,000

 Cost and Expenses:
  Cost of products sold                     1,459,000            1,045,000
  Engineering and Product Development          74,000               94,000
  Selling and Service                         278,000              215,000
  General and Administrative                   85,000               55,000
  Interest Expense                             29,000               41,000
                                            ---------           ----------
                                            1,925,000            1,450,000
                                            ---------           ----------
Net Earnings before income taxes              576,000               15.000
Income Tax Expenses                            55,000                 0.00
                                            ---------           ----------
Net Earnings                                  521,000               15,000
                                            =========           ==========
Net Earnings per common share             $       .29          $       .01
                                           ===========         ===========
Average number of shares                     1,807,419          1,807,419

Dividends per share                              None               None

PROFIT AND LOSS INFORMATION               Nine Months Period Ended Sep 30,
                                               2001                 2000
---------------------------                --------------------------------
Net Sales and Other Revenue                $6,012,000         $4,216,000
Cost and Expenses
  Cost of products sold                     3,553,000          2,949,000
  Engineering and Product Development         239,000            301,000
  Selling and Service                         654,000            581,000
  General and Administrative                  248,000            201,000
  Interest Expenses                           104,000            116,000
                                            ----------          ----------
                                            4,798,000          4,148,000
                                            ----------          ----------
Earnings before income taxes                1,214,000             68,000
Income Tax Expenses                            57,000              1,000
                                            ----------          ----------
Net Earnings                               $1,157,000         $   67,000
                                            ==========         ===========
Net Earnings per common share               $     .64         $      .04
                                            ==========         ===========
Average number of shares                     1,807,419          1,807,419

Dividends per share                           None               None


                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------

ASSETS                                 Sep. 30,2001        Dec. 31, 2000
----------------------------------      --------------    --------------
CURRENT ASSETS
--------------
   Cash                                  $   728,000        $   275,000
   Notes and accounts receivable less
    allowance for doubtful payments
    of $59,000 in 2001 and $10,000 in
    2000.                                    995,000            802,000
   Inventories, principally finished
   goods and work-in-process               2,039,000          1,950,000

   Prepaid expenses and other assets          49,000             40,000
                                           ---------          ---------
          Total Current Assets           $ 3,811,000        $ 3,067,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,531,000          1,460,000

   Less:  Accumulated Depreciation
          and Amortization                 1,335,000          1,320,000
                                           ---------          ---------
                                             196,000            140,000
OTHER ASSETS
------------
   Miscellaneous                              20,000             16,000
                                           ---------          ---------
   TOTAL ASSETS                          $ 4,027,000        $ 3,223,000
                                          ==========        ===========


PART I
ITEM #1 - FORM 10-QSB



                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY        Sep. 30,2001       Dec. 31, 2000
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes payable including related parties     $   500,000         $   925,000
 Accounts payable and Accrued Expenses           499,000             208,000
 Accounts payable, related party                 313,000             565,000
 Accrued Payroll, payroll taxes
 and related expenses                            113,000              64,000
 Customer Deposits                                11,000              22,000
 Current Portion - long-term debt                  8,000                -0-
                                              -----------        -----------
          Total Current Liabilities          $ 1,444,000         $ 1,784,000

9-1/2% Convertible Subordinated Notes
due January 17,2002 and convertible into
common stock at $1.00 per share                  600,000             600,000
Other long-term debt, less current portion        18,000                -0-

STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 in 2001
 and 2000                                         55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2001 and 2000     550,000             550,000

 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 1,807,419 in 2001 and 2000        2,509,000          2,509,000
 Additional paid-in capital                     5,099,000          5,099,000
 Accumulated  deficit                         ( 7,405,000)       ( 7,374,000)
 Current year's earnings                        1,157,000             -0-
                                             ------------        ------------
          Total Equity                          1,965,000            839,000
                                             -----------         ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $  4,027,000       $  3,223,000
                                            =============       =============






                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                             For the Nine-month Period Ended
                                            -------------------------------
                                                     September 30
                                                     -------------
                                                   2001             2000
                                                   ----             ----

CASH FLOW FROM OPERATING ACTIVITIES:
-------------------------------------
Operating earnings                                 $1,157,000      $  67,000

Adjustments to reconcile net earnings
to net cash provided by Operating Activities:
 Depreciation and amortization                         15,000         15,000
 Provision for (used for) losses on
 accounts receivable.                                  49,000        (10,000)

Change in assets and liabilities:
 (Increase) in accounts receivable                   (242,000)      ( 94,000)
 (Increase) in inventory                             ( 89,000)      (236,000)
 (Increase) in prepaid expenses                      (  9,000)      ( 12,000)
 (Increase) in other assets                          (  4,000)      ( 21,000)
  Increase in accounts payable
       and accrued  expenses                           88,000        391,000
 (Decrease) in customer deposits                     ( 11,000)      (  5,000)
                                                   -----------     ----------
  Net cash provided by operating Activities           954,000         95,000

CASH FLOW FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                               ( 71,000)       ( 32,000)
                                                 ------------     -----------
  Net Cash (used for) Investing Activities          ( 71,000)       ( 32,000)


CASH FLOW FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit   (425,000)        160,000
  Proceeds from issuance of Long-Term Notes           30,000           -0-
  (Payment) on long-term notes                      (  4,000)          -0-
  Dividends paid                                    ( 31,000)          -0-
                                                    ---------        -------
  Net Cash (used for) provided by financing
  activities                                      (  430,000)        160,000

  Net Increase in cash and cash equivalents          453,000         223,000
 Cash and cash equivalents at beginning of year      275,000         284,000
                                                   ----------       ----------
Cash and cash equivalents at end of quarter        $ 728,000       $ 507,000
                                                   ==========      ===========





PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the third quarter of 2001 increased $1,036,000 or 70.7% over the third quarter of 2000. The major reason for the substantial increase was the continuing demand for the company's traffic products,especially those products associated with keeping intersections "alive" during power failures.

Cost of sales increased $414,000 or 39.6% over the two periods.This increase was due primarily to the sales increase. Manufacturing margins increased 15% due to sales price increases and product mix over the two periods. Selling and Administrative increased $93,000 or 34.4%. This increase was due to commission on the increased sales and incentive bonuses on the earnings increases. Engineering was reduced $20,000 or 25.5% due to employee terminations and non-replacement. Interest expenses is reduced $12,000 or 29.2% due to reduced borro-wing.

Earnings after taxes increased $506,000 due to sales and margin increases.


Liquidity and Capital Requirements
-----------------------------------
The registrant believes funds provided from operations, short-term lines of credit and short as well as long-term financing through an affiliate Company will be sufficient to fund its immediate needs for working capital. Capital expenditures, if any, will be minimal.


The registrant's short term secured borrowing with the bank was renewed on May 1,2001.



















PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of September 30,2001, the Registrant has 12,688 shares of common stock reserved for conversion of Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Series "B" preferred stock and 600,000 shares reserved for the conversion of the 9-1/2% convertible subordinated notes. In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.

NOTE 2. The accompanying unaudited interim financial statements have been prepared in accordance with Regulation SB and are condensed and do not include all disclosures required under generally accepted accounting principles.
These statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim period.
The operating results for the nine-months ended September 30,2001 are not necessarily indicative of the results to be expected for the year ending December 31,2001


FORM 10-QSB

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

Date: October 25,2001

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