Form 10KSB
period 2001-12-31
CLARY CORP
filed 2002-03-21
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended: December 31,2001

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

                               Yes   X    No
                                -----     -----
Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definite proxy or infor-mation statements incorporated by reference to part III of this Form 10-KSB or any amendment to this Form 10-KSB

                              (X)
                             ------

Issuer's revenues for its most recent fiscal year were $7,490,000

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 8, 2002 amount $900,0000.

The Registrant had 1,807,419 shares of common stock outstanding as of March 8,2002.

LISTING OF DOCUMENTS INCORPORATED BY REFERENCE:
-----------------------------------------------
(1) Part II - Items 5,6,7 and 8 - Annual Report to Shareholders for fiscal year ended December 31,2001

(2) Part III - Items 10-11, 11 and 13 - Definitive proxy statement for the 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31,2001.



                               PART I
                               ------

ITEM 1
------

Business
--------
The Registrant's operations are conducted through its Continuous Power Systems located in Monrovia,California. The products being produced consist of a line of uninterruptible power supplies (U.P.S) ranging in size from 500VA to 10KVA.
The U.P.S. is a power system that can both smooth out voltage fluctuations maintain power loan under power blackout conditions. U.P.S.'s are designed to provide fifteen minutes or more (depending on the number of batteries) of support power to computers, medical or scientific products, communications systems, traffic signals or systems, or similar equipment should the utility power fail. While the utility power is available, the U.P.S. provides isolation from voltage or frequency transients that may disturb the systems operations.

The Registrant markets the U.P.S. line through trade publications, tradeshows, web-site and telemarketing. However, Registrant generally makes sales through distributors who sell the products to end-users. For the year 2001, Nova Power Systems, a major distributor through its direct and indirect sales, accounted for approximately, twenty-five percent of the Registrant's total sales.

The Registrant assembles finished components and others materials to power its products. Relatively little fabrication of raw material is done by the Registrant. The Registrant purchases raw materials and finished components used in production of Registrant's products, some of which are imported. Thus, the Registrant is dependent upon the ability of suppliers to meet performance specifications, quality standards and delivery schedules.
The Registrant endeavors to assure availability of source of supplies and does not anticipate any shortages that would adversely affect product schedule.


Competition
-----------
The markets for the Registrant's products are highly competitive. The registrant is aware of approximately thirty competitors for online U.P.S. products. Many of these companies have greater financial resources than the Registrant.
The Registrant competes primarily on the basis of the quality, reliability and technical sophistication of its products, although price remains an important factor. The Registrant attempts to locate niche markets for U.P.S. products where customers require greater reliability.

Substantially, all of the Registrant's products are subject of on-going modifi-cation and improvement and are subject to scientific and technical changes.


Backlog
-------
The following table sets forth the amounts representing order the amounts representing orders believed by the Registrant to be firm. The backlog at December 31,2001, represents orders that the registrant expects to delivery during 2002. The only seasonal effects on orders is for the Registrant's traffic intersections line where the demand is much greater due to power shortages in many states.


                     FIRM BACKLOG AS OF DECEMBER ,31
                     -------------------------------
                    2001                        2000
                   ------                      -----
                  $346,000                    $232,000

Other
----
As of December 31,2001,the Registrant employed 43 people, all of which are fulltime employees.

Other required information as to the Registrant's description of business operations and its general development is incorporated herein by reference to pages 1 through 3 in the Registrant's 2001 Annual Report to Shareholders and the Registrant's financial statements contained therein, each incorporated by reference in this report.


ITEM 2
------

PROPERTIES                  SQ. FT. LEASED       ANNUAL RENT       TERM.DATE
----------                  --------------       -----------       ---------
Home office and Continuos
Power System Division         26,000               $121,0000       06/30/2004

Monrovia, California

During the fiscal year 2001, properties were utilized at approximately 70% of capacity.

The Registrant believes its properties are suitable for its needs.


ITEM 3
------
Legal Proceeding - None of any significance



                                  PART II
                                  -------
                                                                 ANNUAL REPORT
                                                                     PAGE
                                                                -------------
ITEM 4
-------
Submission Matters to a Vote of Security Holders - Not applicable

ITEM 5
------
Market for Registrant's Common Equity and Related Shareholder Matters     10

ITEM 6
------
Selected financial Data                                                   11

ITEM 7
-------
Management's Discussion and Analysis of financial Conditions and Result
of Operations.                                                             3

ITEM 8
------
Financial Statements and Supplemental Data                              4-5-6

On above Items 5 through 8, reference is made to the Registrant's
Annual Report to Shareholders for the year ended December 31,2001, incorporated by reference in this report.

ITEM 9
------
Disagreements on Accounting and Financial Disclosure - NONE


                                 PART III
                                 --------
                                                                  PROXY PAGES
                                                                  -----------
ITEM 10
-------
Directors and Executive Officers of the Registrant                     2-3

The Directors and Executive Officers are incorporated by reference to information contained in Registrant's Proxy Statements to be filed with the commission pursuant to Regulation 14a

ITEM 11
-------
Management and Remuneration and Transactions                            4-5

ITEM 12
-------
Security Ownership of Certain Beneficial Owners and Management            4

ITEM 13
-------
Certain Relationship and Related Transactions                            2-5

Item 10 through 13 are incorporated by reference to information in the Registrant's proxy statement to be filed with the Commission pursuant to Regulation 14A.


                              PART IV
                              -------

ITEM 14
-------
Financial Statements Schedules, Exhibits and Reports on Form 8-K

(a)  (1) FINANCIAL STATEMENTS
         ---------------------
         The following financial statements are included in the
         the Registrant's Annual Report to Shareholders for the
         year ended December 31,2001 (incorporated by reference
         in this report):
                                                                   ANNUAL REPORT
                                                                       PAGES
                                                                    ------------
         Report of Independent Certified Public Accountants               10

         Statement of Operations for the years ended December
         31,2001, 2000 and 1999                                            4

         Balance Sheets for the years ended December 31,2001
         and 2000.                                                         5

         Statements of Stockholders' Equity for the three years
         ended December 31,2001.                                           7

         Statement of Cash Flows for the years ended December 31
         2001, 2000 and 1999                                               6

         Notes to Financial Statements                                    7-10


       (2) REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTAS ON SCHEDULES
           -------------------------------------------------------------
             The following schedules are included in this report:

                    II-Valuation Accounts and Reserves- 2001 and 2000

           Schedules other than those listed are omitted as not applicable, not required or the information is included in the financial statements or notes thereto.

       (3) EXHIBITS
           --------
          3.1 Articles of Incorporation with all amendments to date (Incorporated by reference from Registrant's Annual Report with form 10K for the year ended December 31,1992)

          3.2 Bylaws of the Registrant (Incorporated by reference from Registrant's Annual Report with Form 10K for the year ended 31,1992)

          4.1 9.5% Convertible Subordinated Note Agreement (incorporated by reference form Registrant's Annual Report with Form 10K for the year ended December 31,1992) - See Exhibit 3.1,

          4.2 9% Convertible Subordinated Note Agreement (incorporated by reference from Registrant's Annual Report with form 10K for the year ended December 31,1992)

         10.1 Credit Agreement between Clary Corporation and First American Bank (incorporated by reference with this report)

         10.4 1996 Stock Option Plan (incorporated with Form 10-KSB for the year ended December 31,1996)

         13.1 Annual Report to Shareholders for the year ended December 31, 2001 (incorporated by reference in this report)


(b) Reports on Form 8-K: NONE



                             CLARY CORPORATION
              SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 2001 AND 2000
                  --------------------------------------

                             BALANCE AT    ADDITIONAL               BALANCE AT
                             BEGINNING   CHARGES TO COST            THE END OF
DESCRIPTION                  OF PERIOD    AND EXPENSES    DEDUCTIONS   PERIOD
-----------                  -----------  ---------------  ----------  -------

Year Ended Dec. 31,2001

Allowance for Doubtful Accts.
and Inventory Reserves        $110,000        $0.00        $0.00       $110,000

Year Ended Dec. 31,2000

Allowance for Doubtful Accts.
and Inventory Reserves        $149,000       $80,000     $119,000      $110,000



SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLARY CORPORATION
                                          (Registrant)

Date: March 18,2002

         SIGNATURE                           TITLE
         =========                           =====




 John G. Clary                  President, Chairman of the Board and
-----------------                  Chief Executive Officer



Directors:
----------

Donald G. Ash

John P. Clary

John G. Clary

John J. Guerin





                             CLARY CORPORATION
                           1960 S. WALKER AVENUE
                         MONROVIA, CALIFORNIA 91016
                                              U.S.A.



Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities and Exchange Act of 1934, We are transmitting herewith the attached Form 10-ksb.

Sincerely,

CLARY CORPORATION