Form 10QSB
period 2002-03-31
CLARY CORP
filed 2002-05-10
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended: March 31,2002

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

As of April 25, 2002, there were 2,407,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                     ------     ----



PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statement of Operations)


PROFIT AND LOSS INFORMATION           Three  Months Period Ended March. 31,
                                                2002              2001
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,270,000           $1,152,000

 Cost and Expenses:
  Cost of products sold                       856,000              758,000
  Engineering and Product Development          93,000               83,000
  Selling and Service                         182,000              165,000
  General and Administrative                   69,000               51,000
  Interest Expense                             22,000               39,000
                                            ---------           ----------
                                            1,222,000            1,096,000
                                            ---------           ----------
Net Earnings before income taxes               48,000               56,000
Income Tax Expenses                             7,000                 0.00
                                            ---------           ----------
Net Earnings                                   41,000               56,000
                                            =========           ==========
Net Earnings per common share             $       .02         $       .03
                                           ===========         ===========
Average number of shares                     1,847,583           1,807,419

Dividends per share                              None               None

                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------

ASSETS                                 Mar. 31,2002        Dec. 31, 2001
----------------------------------      --------------    --------------
CURRENT ASSETS
--------------
   Cash                                  $   439,000        $   837,000
   Notes and accounts receivable less
    allowance for doubtful payments
    of $45,000 in 2002 and 2001.             758,000            429,000
   Inventories, principally finished
   goods and work-in-process               2,108,000          2,045,000

   Prepaid expenses and other assets          53,000             54,000
                                           ---------          ---------
          Total Current Assets           $ 3,358,000        $ 3,365,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,546,000          1,540,000

   Less:  Accumulated Depreciation
          and Amortization                 1,359,000          1,346,000
                                           ---------          ---------
                                             187,000            194,000
OTHER ASSETS
------------
   Miscellaneous                              11,000              9,000
                                         ------------       -----------
   TOTAL ASSETS                          $ 3,556,000        $ 3,568,000
                                          ==========        ===========


PART I
ITEM #1 - FORM 10-QSB



                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY        Mar. 31,2002       Dec. 31, 2001
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes payable, related parties              $   400,000         $   400,000
 Accounts payable and Accrued Expenses           302,000             277,000
 Accounts payable, related party                 221,000             251,000
 Accrued Payroll, payroll taxes
 and related expenses                             79,000             113,000
 Customer Deposits                                16,000              20,000
                                              -----------         -----------
          Total Current Liabilities          $ 1,018,000         $ 1,061,000

9-1/2% Convertible Subordinated Notes
due January 17,2003 and convertible into
common stock at $1.00 per share                    -0-               600,000

STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 in 2002
 and 2001                                         55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2002 and 2001     550,000             550,000

 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 2,407,419 in 2002 and
 1,807,419 in 2001                              3,109,000          2,509,000
 Additional paid-in capital                     5,099,000          5,099,000
 Accumulated  deficit                         ( 6,316,000)       ( 6,306,000)
 Current year's earnings                           41,000             -0-
                                             ------------        ------------
          Total Equity                          2,538,000           1,907,000
                                             -----------         ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $  3,556,000       $  3,568,000
                                            =============       =============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                             For the Three-month Period Ended
                                            -------------------------------
                                                          March 31
                                                        -------------
                                                    2002             2001
                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings                                       $  41,000      $  56,000

Adjustments to reconcile net earnings
to net cash (usedfor)provided by Operating
Activities:
 Depreciation and amortization                         13,000         5,000


Change in assets and liabilities:
 (Increase) decrease in accounts receivable          (329,000)       47,000
 (Increase) in inventory                             ( 63,000)     ( 20,000)
  Decrease (Increase) in prepaid expenses               1,000      ( 19,000)
 (Increase) in other assets                          (  2,000)          -0-
 (Decrease) in accounts payable
       and accrued  expenses                         ( 39,000)      (  9,000)
 (Decrease) in customer deposits                     (  4,000)      (  2,000)
                                                   -----------     ----------
  Net cash (used for) provided by
    operating activities                             (382,000)        58,000


CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                                (  6,000)      ( 12,000)
                                                  ------------    -----------
  Net Cash (used for) Investing Activities           (  6,000)      ( 12,000)


CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit       -0-         ( 25,000)
  Proceeds from issuance of Long-Term Notes             -0-           30,000
  Dividends paid                                     ( 10,000)      ( 10,000)
                                                    ---------        -------
  Net Cash (used for)  financing activities          ( 10,000)      (  5,000)
                                                   -----------      ---------
  Net (decrease)increase in cash and cash
    equivalents                                      (398,000)         41,000
 Cash and cash equivalents at beginning of year       837,000         275,000
                                                   ----------       ----------
Cash and cash equivalents at end of quarter         $ 439,000       $ 316,000
                                                   ==========      ===========

PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the first quarter of 2002 increased $118,000 or 10.2% over the first quarter of 2001. This increase was primarily due to an increase in the Registrant's Military product segment. Cost of sales increased $98,000 or 8.5% over the two periods. This cost increase was due to the sales increase. As a cost of sales increase, it is greater due to less margins on the Military product segment. Engineering cost increased $10,000 or 12% due to additional emphasis on new products. Selling and administrative increased $35,000 or 16.2%. due to additional commission and bonuses. Interest cost decreased $17,000 or 43.5% due to a reduction of debt.

Earnings before taxes decreased $8,000 due to sales of lesser margin products and increase of personnel. Taxes increased due to use of NOL's in year 2001.


Liquidity and Capital Requirements
-----------------------------------
The registrant believes funds provided from operations, short-term lines of credit and short as well as long-term financing through an affiliate Company will be sufficient to fund its working capital expenditures in 2002


The registrant's short term secured borrowing with the bank is subject to renewal on May 1, 2002.


PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of March 31,2002, the Registrant has 12,688 shares of common stock reserved for conversion of Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Series "B" preferred stock.
In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.

NOTE 2. The accompanying unaudited interim financial statements have been prepared in accordance with Regulation SB and are condensed and do not include all disclosures required under generally accepted accounting principles.
These statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim period, and should be read in conjunction with the Company's annual report on form
10KSB for the year ended December 31,2001 filed with the Securities and Exchange Commission. The operating results for the three-months ended March 31,2002 are not necessarily indicative of the results to be expected for the year ending December 31,2002


FORM 10-QSB

                            CLARY CORPORATION
                                PART II
                            OTHER INFORMATION
                            -----------------

Item 1   Legal Proceedings - None of any significance

Item 2   Change in Securities
         As of March 29,2002, the Registrant placed a call on its $600,000
         9.5% convertible subordinated notes due January 17,2003 and convertible into common stock at $1.00 per share. All note holders elected to convert their notes to common stock raising the outstanding common shares of the Company from 1,807,419 to 2,407,419 or an increase of 33.2%

Item 3   Defaults Upon Senior Securities - Inapplicable

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

Date: April 25, 2002

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