Form 10QSB
period 2002-06-30
CLARY CORP
filed 2002-07-29
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended: June 30,2002

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

As of July 26, 2002, there were 2,407,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                     ------     ----



PART 1

ITEM #1 - FORM 10-QSB

                               CLARY CORPORATION
                            (Statements of Income)


PROFIT AND LOSS INFORMATION             Three Month Period Ended June. 30,
                                                2002              2001
-----------------------------------       ---------------------------------

Sales and other revenue                   $ 1,264,000           $2,359,000

 Cost and Expenses:
  Cost of products sold                       832,000            1,336,000
  Engineering and Product Development          92,000               82,000
  Selling and Service                         181,000              211,000
  General and Administrative                   78,000              112,000
  Interest Expense                              7,000               36,000
                                            ---------           ----------
                                            1,190,000            1,777,000
                                            ---------           ----------
Net Earnings before income taxes               74,000              582,000
Income Tax Expenses                             4,000                2,000
                                            ---------           ----------
Net Earnings                                   70,000              580,000
                                            =========           ==========
Net Earnings per common share             $       .03         $        .32
                                           ===========         ===========
Weighted Average number of shares,
basic and diluted                            2,407,419           1,807,419

Dividends per share                              None               None

                             CLARY CORPORATION
                           (STATEMENT OF INCOME)

PROFIT AND LOSS INFORMATION                SIX MONTH PERIOD ENDED JUNE 30,
                                              2002                2001
--------------------------                --------------------------------
Net Sales and Other Revenues              $2,534,000           $3,511,000
 Cost and Expenses:
  Cost of product sold                     1,688,000            2,094,000
  Engineering and Product Development        185,000              165,000
  Selling and Services                       363,000              376,000
  General and Administrative                 147,000              163,000
  Interest Expenses                           29,000               75,000
                                           ----------           ----------
                                           2,412,000            2,873,000
                                           ----------           ----------
Net Earnings before income taxes             122,000              638,000
Income Tax Expenses                           11,000                2,000
                                           ----------          -----------
Net Earnings                              $  111,000           $  636,000
                                          ===========          ===========
Net Earnings per share                     $      .05           $       .35
                                          ===========          ===========
Weighted Average number of shares,
basic and diluted                           2,107,419            1,807,419

Dividends per share                           None                 None


                             CLARY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                      -----------------------------

ASSETS                                 June 30,2002        Dec. 31, 2001
----------------------------------      --------------    --------------
CURRENT ASSETS
--------------
   Cash                                  $   667,000        $   837,000
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $13,000 in 2002 and $45,000 2001.     564,000            429,000
   Inventories, principally finished
   goods and work-in-process               1,943,000          2,045,000

   Prepaid expenses and other assets         111,000             54,000
                                           ---------          ---------
          Total Current Assets             3,285,000          3,365,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,550,000          1,540,000

   Less:  Accumulated Depreciation
          and Amortization                 1,373,000          1,346,000
                                           ---------          ---------
                                             177,000            194,000
OTHER ASSETS
------------
   Miscellaneous                               9,000              9,000
                                         ------------       -----------
   TOTAL ASSETS                          $ 3,471,000        $ 3,568,000
                                          ==========        ===========


PART I
ITEM #1 - FORM 10-QSB



                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY        June 30,2002       Dec. 31, 2001
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes payable, related parties              $   400,000         $   400,000
 Accounts payable and Accrued Expenses           306,000             277,000
 Accounts payable, related party                  68,000             251,000
 Accrued Payroll, payroll taxes
 and related expenses                             84,000             113,000
 Customer Deposits                                16,000              20,000
                                              -----------         -----------
          Total Current Liabilities              874,000           1,061,000

9-1/2% Convertible Subordinated Notes
due January 17,2003 and convertible into
common stock at $1.00 per share                    -0-               600,000

STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 in 2002
 and 2001                                         55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2002 and 2001     550,000             550,000

 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 2,407,419 in 2002 and
 1,807,419 in 2001                              3,109,000          2,509,000
 Additional paid-in capital                     5,099,000          5,099,000
 Accumulated  deficit                         ( 6,327,000)       ( 6,306,000)
 Current year's earnings                          111,000             -0-
                                             ------------        ------------
          Total Equity                          2,597,000           1,907,000
                                             -----------         ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $  3,471,000       $  3,568,000
                                            =============       =============

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                             For the Six-month Period Ended
                                            -------------------------------
                                                          June 30
                                                        -------------
                                                    2002             2001
                                                    ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings                                       $ 111,000      $ 636,000

Adjustments to reconcile net earnings
to net cash (used for)provided by Operating
Activities:
 Depreciation and amortization                         27,000        10,000
 (Recovery) provision for losses in Accts.
 Receivable                                           (32,000)       15,000

Change in assets and liabilities:
 (Increase)in accounts receivable                    (103,000)      (146,000)
 Decrease (Increase) in inventory                     102,000       (110,000)
 (Increase) in prepaid expenses                       (57,000)       (83,000)
 (Increase) in other assets                              -0-         (16,000)
 (Decrease) increase in accounts payable
       and accrued  expenses                         (183,000)       362,000
 (Decrease) in customer deposits                       (4,000)        (7,000)
                                                   -----------     ----------
  Net cash (used for) provided by
    operating activities                             (139,000)       661,000

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                                 (10,000)       (15,000)
                                                  ------------    -----------
  Net Cash (used for) Investing Activities            (10,000)       (15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit       -0-         (175,000)
  Proceeds from issuance of Long-Term Notes             -0-           30,000
  (Payment) on long term-notes                          -0-           (9,000)
  Dividends paid                                     (21,000)        (21,000)
                                                    ---------        -------
  Net Cash (used for) provided by
   financing activities                              (21,000)       (175,000)
                                                   -----------      ---------
  Net (decrease)increase in cash and cash
    equivalents                                      (170,000)        471,000
 Cash and cash equivalents at beginning of year       837,000         275,000
                                                   ----------       ----------
Cash and cash equivalents at end of period          $ 667,000       $ 746,000
                                                   ==========      ===========

PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the second quarter of 2002 decreased $1,095,000 or 46.4% from the second quarter of 2001. The power crisis of 2001 prompted the traffic engineers of cities, counties and state to provide battery backup to keep the intersections operating. By keeping the intersections alive, it allowed the police personnel to provide their normal duties of crime prevention and citizen protection. The concept of using power backup for the stated reasons are coupled with large state budget deficits, these safety priorities are currently held on the back burner by many city and state officials. This decrease in demand was the major reason for the Company's sales and earnings decrease in the quarter for 2002 as compared to the same quarter in 2001. Cost of sales decreased $504,000 or 37.7% over the two periods.
This cost decrease was due to the sales decrease. Engineering cost increased $10,000 or 12.2% due to additional emphasis on new products. Selling an Administrative decreased $64,000 or 19.8%. due to reduced commission and bonuses and reduced sales and earning. Interest cost decreased $29,000 or 80.6% due to debt reduction.

Earnings before taxes decreased $510,000 due to sales reduction. Taxes increased due to use of State and Federal NOL's in year 2001 and only Federal NOL in 2002.


Liquidity and Capital Requirements
-----------------------------------
The registrant believes funds provided from operations, short-term lines of credit and short as well as long-term financing through an affiliate Company will be sufficient to fund its working capital expenditures in 2002


The registrant's short term secured borrowing with the bank was renewed on May 1,2002


PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of June 31,2002, the Registrant has 12,688 shares of common stock reserved for conversion of Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Series "B" preferred stock.
In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.

NOTE 2. The accompanying unaudited interim financial statements have been prepared in accordance with Regulation SB and are condensed and do not include all disclosures required under generally accepted accounting principles.
these statements reflect all adjustments which are, in the opinion of management necessary to present a fair statement of the results for the interim period.
The operating results for the three-months ended June 30,2002 are not necessa-rily indicative of the results to be expected for the year ending December 31, 2002. The statements should be read in connection with the annual financial statements included in Form 10-KSB for the year ended December 31,2001.



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

Date: July 29, 2002

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