Form 10QSB
period 2002-09-30
CLARY CORP
filed 2002-11-08
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarter Ended: September 30,2002

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

As of November 5, 2002, there were 2,407,419 shares of common stock outstanding.


Transitional Small Business Disclosure Format

                     Yes  X      No
                     ------     ----






PART 1


ITEM #1 - FORM 10-QSB



                               CLARY CORPORATION
                            (Statements of Income)

PROFIT AND LOSS INFORMATION            Three Months Period Ended September 30,
                                                2002              2001
-----------------------------------       ---------------------------------

Net Sales and other revenue               $ 1,616,000           $2,501,000

 Cost and Expenses:
  Cost of products sold                     1,030,000            1,459,000
  Engineering and Product Development          86,000               74,000
  Selling and Service                         200,000              278,000
  General and Administrative                   82,000               85,000
  Interest Expense                              8,000               29,000
                                            ---------           ----------
                                            1,406,000            1,925,000
                                            ---------           ----------
Net Earnings before income taxes              210,000              576,000
Income Tax Expenses                            20,000               55,000
                                            ---------           ----------
Net Earnings                                  190,000              521,000
                                            =========           ==========
Net Earnings per common share             $       .08         $        .29
                                           ===========         ===========
Weighted Average number of shares,
basic and diluted                            2,407,419           1,807,419

Dividends per share                              None               None




PART 1


ITEM #1 - FORM 10-QSB





                            CLARY CORPORATION
                           (STATEMENT OF INCOME)

PROFIT AND LOSS INFORMATION               NINE MONTHS PERIOD ENDED SEPTEMBER 30,
                                              2002                2001
--------------------------                --------------------------------
Net Sales and Other Revenues              $4,150,000           $6,012,000
 Cost and Expenses:
  Cost of product sold                     2,718,000            3,553,000
  Engineering and Product Development        271,000              239,000
  Selling and Services                       563,000              654,000
  General and Administrative                 229,000              248,000
  Interest Expenses                           37,000              104,000
                                           ----------           ----------
                                           3,818,000            4,798,000
                                           ----------           ----------
Net Earnings before income taxes             332,000            1,214,000
Income Tax Expenses                           31,000               57,000
                                           ----------          -----------
Net Earnings                              $  301,000           $1,157,000
                                          ===========          ===========
Net Earnings per share                    $      .14           $      .64
                                          ===========          ===========
Weighted Average number of shares,
basic and diluted                           2,207,419            1,807,419

Dividends per share                           None                 None


PART 1


ITEM #1 - FORM 10-QSB


                             CLARY CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                       -----------------------------

ASSETS                                  Sept. 30,2002        Dec. 31, 2001
----------------------------------      --------------    --------------
CURRENT ASSETS
--------------

   Cash                                  $   609,000        $   837,000
   Cash, investments                         300,000               -0-
   Notes and accounts receivable less
    allowance for doubtful accounts
    of $13,000 in 2002 and $45,000 in 2001.  946,000            429,000
   Inventories, principally finished
   goods and work-in-process               1,687,000          2,045,000

   Prepaid expenses and other assets          52,000             54,000
                                           ---------          ---------
          Total Current Assets             3,594,000          3,365,000

PROPERTY, PLANT AND EQUIPMENT
-----------------------------
   Machinery and equipment                 1,551,000          1,540,000

   Less:  Accumulated Depreciation
          and Amortization                 1,386,000          1,346,000
                                           ---------          ---------
                                             165,000            194,000
OTHER ASSETS
------------
   Miscellaneous                               9,000              9,000
                                         ------------       -----------
   TOTAL ASSETS                          $ 3,768,000        $ 3,568,000
                                          ==========        ===========


PART I


ITEM #1 - FORM 10-QSB



                              CLARY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (Continued)
                     ---------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY         Sept. 30,2002      Dec. 31, 2001
------------------------------------        --------------       -------------
CURRENT LIABILITIES
-------------------
 Notes payable, related parties              $   400,000         $   400,000
 Accounts payable and Accrued Expenses           326,000             277,000
 Accounts payable, related party                 106,000             251,000
 Accrued Payroll, payroll taxes
 and related expenses                            139,000             113,000
 Customer Deposits                                20,000              20,000
                                              -----------         -----------
          Total Current Liabilities              991,000           1,061,000

9-1/2% Convertible Subordinated Notes
due January 17,2003 and convertible into
common stock at $1.00 per share                    -0-               600,000

STOCKHOLDERS' EQUITY
--------------------
 Cumulative convertible Series "A" preferred
 stock, 5.50%, par value $5 per share;
 authorized and outstanding, 11,033 in 2002
 and 2001                                         55,000              55,000

 Cumulative convertible Series "B" preferred
 stock, 7% par value $5 per share;
 authorized 988,967 shares, issued and
 outstanding, 55,000 shares in 2002 and 2001     550,000             550,000

 Common stock, par value $1 per share,
 authorized 10,000,000 shares; issued and
 outstanding, 2,407,419 in 2002 and
 1,807,419 in 2001                              3,109,000          2,509,000

Additional paid-in capital                      5,099,000          5,099,000

Accumulated  deficit                          ( 6,337,000)       ( 6,306,000)

Current year's earnings                           301,000             -0-
                                              ------------        ------------
          Total Equity                          2,777,000           1,907,000
                                              ------------        ------------
 TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $  3,768,000        $  3,568,000
                                            =============        =============

PART I

ITEM #1 - FORM 10-QSB

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                             For the Nine-month Period Ended
                                            -------------------------------
                                                        September 30,
                                                        -------------
                                                    2002             2001
                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings                                        $ 301,000      $1,157,000
Adjustments to reconcile net earnings
to net cash provided by Operating
Activities:
 Depreciation and amortization                         40,000         15,000
 Provision for (used for)losses on Accts.
 Receivable                                           (32,000)        49,000
Change in assets and liabilities:
 (Increase)in accounts receivable                    (475,000)      (242,000)
 Decrease (Increase) in inventory                     358,000        (89,000)
 Decrease (Increase) in prepaid expenses                2,000         (9,000)
 (Increase) in other assets                              -0-          (4,000)
 (Decrease) increase in accounts payable
       and accrued  expenses                          (80,000)        88,000
 (Decrease) in customer deposits                         -0-         (11,000)
                                                   -----------     ----------
  Net cash  provided by operating activities           114,000        954,000

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                                 (11,000)       (71,000)
                                                  ------------    -----------
  Net Cash (used for) Investing Activities            (11,000)       (71,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit       -0-         (425,000)
  Proceeds from issuance of Long-Term Notes             -0-           30,000
  (Payment) on long term-notes                          -0-           (4,000)
  (Dividends paid)                                   (31,000)        (31,000)
                                                    ---------        -------
  Net Cash (used for) financing activities           (31,000)       (430,000)
  Net increase in cash and cash equivalents           72,000         453,000
 Cash and cash equivalents at beginning of year       837,000         275,000
                                                   ----------       ----------
Cash and cash equivalents at end of period          $ 909,000       $ 728,000
                                                   ==========      ===========


PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the third quarter of 2002 decreased $885,000 or 35.4% from the third quarter of 2001. The California power crisis of 2001 prompted the traffic engineers of cities, counties and state to provide battery backup to keep the intersections operating. By keeping the intersections alive, it allowed the police personnel to provide their normal duties of crime preven-tion and citizen protection. The concept of using power backup for the reasons above, coupled with large state budget deficits, have placed these potential purchases on the back burner by many city and state officials. This decrased in demand was the major reason for the Company's sales and earnings decrease in the quarter for 2002, as compared to the same quarter in 2001.
Cost of sales decreased $429,000 or 29.4% over the two periods. This cost decrease was due to the sales decrease. Engineering cost increased $12,000 or 16.2% due to additional emphasis on new products. Selling and administrative decreased $81,000 or 30.7% due to reduced commission and bonuses on reduced sales and earnings. Interest cost decreased $21,000 or 72.4% due to debt reduction.

Earnings before taxes decreased $331,000 due to sales reduction. Taxes were reduced $35,000 on the earning decrease.



Liquidity and Capital Requirements
-----------------------------------
The registrant believes funds provided from operations, short-term lines of credit and short as well as long-term financing through an affiliate Company will be sufficient to fund its working capital expenditures in 2002


The registrant's short term secured borrowing with the bank was renewed on May 1,2002 but has not borrowed against this line during 2002.



PART I


ITEM #3 - FORM 10-QSB

                          CLARY CORPORATION
                          -----------------

                     NOTES TO PART I OF THIS REPORT
                     ------------------------------


NOTE 1. As of September 30,2002, the Registrant has 12,688 shares of common stock reserved for conversion of Class "A" preferred stock, 440,000 shares of common stock reserved for the conversion of the Series "B" preferred stock.
In addition, the Registrant has reserved 100,000 shares of common stock for purchase by officers and key employees under its 1996 Employee Incentive Stock Option Plan.

NOTE 2. The accompanying unaudited interim financial statements have been prepared in accordance with Regulation SB and are condensed and do not include all disclosures required under generally accepted accounting principles.
These statements reflect all adjustments that are, in the opinion of management necessary to present a fair statement of the results for the interim period. The operating results for the three-months ended September 30,2002 are not necessarily indicative of the results to be expected for the year ending December 31,2002. The statements should be read in connection with the annual financial statements included in Form 10-KSB for the year ended December 31, 2001.


PART I


ITEM #3 - FORM 10-QSB

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

Item 4   Submission of Matters to a Vote of Security Holders- Inapplicable

Item 5   Other Information -

 The Registrant has received a letter from Dynamic Power Corporation ("DPC") regarding a cash tender offer. DPC is a newly formed corporation holding binding commitments to acquire all of the shares of Clary Corporation common stock owned by Addmaster Corporation and certain members of the John G. Clary family. DPC proposes to acquire all of the outstanding shares of Clary Corporation common stock not already owned by Addmaster or the Clary Family at $2.00 per share in cash . On November 6,2002, DPC issued a press release announcing the tender offer.

 Clary has established an independent committee consisting of three members of its Board of Directors to evaluate the offer. The independent committee has engaged The Mentor Group, an investing banking firm located in Westlake Village California, for the purpose of evaluating the fairness of DPC's offer to the Clary Stockholders whose shares DPC is offering to purchase.

 A MERGER OR TENDER OFFERS FOR THE OUTSTANDING SHARES OF CLARY CORPORATION COMMON STOCK HAS NOT YET COMMENCED. IF A MERGER OR TENDER OFFER COMMENCES, EACH SECURITY HOLDER OF CLARY CORPORATION SHOULD READ THE PROXY STATEMENT OR TENDER OFFER STATEMENT WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER ORTENDER OFFER. ONCE A FILING IS MADE, SECURITY HOLDERS OF CLARY CORPORATION CAN OBTAIN THE PROXY STATEMENT OR TENDER OFFER STATEMENT AND OTHER DOCUMENTS THAT ARE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION'S WEB SITE HTTP://WWW.SEC.GOV. SECURITY HOLDERS OF CLARY CORPORATION MAY ALSO OBTAIN COPIES OF THE PROXY STATEMENT OR TENDER OFFER STATEMENT AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR FREE BY CONTACTING DYNAMIC POWER CORPORATION WHEN THE DOCUMENTS BECOME AVAILABLE


Item 6   Exhibits and Reports on Form 8K - None

SIGNATURES
----------

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CLARY CORPORATION
                                          (Registrant)

Date: November 8, 2002

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


1


10