Form 10QSB/A
period 2002-09-30
CLARY CORP
filed 2002-11-15
CIK 20819

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

                           AMENDMENT #1

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
                                            =============        =============

PART I

ITEM #1 - FORM 10-QSB

                             CLARY CORPORATION
                         STATEMENTS OF CASH FLOWS
                         ------------------------

                                             For the Nine-month Period Ended
                                            -------------------------------
                                                        September 30,
                                                        -------------
                                                    2002             2001
                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net earnings                                        $ 301,000      $1,157,000
Adjustments to reconcile net earnings
to net cash provided by Operating
Activities:
 Depreciation and amortization                         40,000         15,000
 Provision for (used for)losses on Accts.
 Receivable                                           (32,000)        49,000
Change in assets and liabilities:
 (Increase)in accounts receivable                    (475,000)      (242,000)
 Decrease (Increase) in inventory                     358,000        (89,000)
 Decrease (Increase) in prepaid expenses                2,000         (9,000)
 (Increase) in other assets                              -0-          (4,000)
 (Decrease) increase in accounts payable
       and accrued  expenses                          (80,000)        88,000
 (Decrease) in customer deposits                         -0-         (11,000)
                                                   -----------     ----------
  Net cash (used for) provided by
    operating activities                              114,000        954,000

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
 Capital expenditures                                 (11,000)       (71,000)
                                                  ------------    -----------
  Net Cash (used for) Investing Activities            (11,000)       (71,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  Net (repayment) borrowings under line-of-credit       -0-         (425,000)
  Proceeds from issuance of Long-Term Notes             -0-           30,000
  (Payment) on long term-notes                          -0-           (4,000)
  (Dividends paid)                                   (31,000)        (31,000)
                                                    ---------        -------
  Net Cash (used for) financing activities           (31,000)       (430,000)
  Net increase in cash and cash equivalents           72,000         453,000
 Cash and cash equivalents at beginning of year       837,000         275,000
                                                   ----------       ----------
Cash and cash equivalents at end of period          $ 909,000       $ 728,000
                                                   ==========      ===========


PART I

ITEM #2 - FORM 10-QSB

MANAGEMENT DISCUSSION AND ANALYSIS
----------------------------------

Results of Operation
--------------------
Sales and other revenues for the third quarter of 2002 decreased $885,000 or 35.4% from the third quarter of 2001. The California power crisis of 2001 prompted the traffic engineers of cities, counties and state to provide battery backup to keep the intersections operating. By keeping the intersections alive, it allowed the police personnel to provide their normal duties of crime prevention and citizen protection. The concept of using power backup for the reasons above, coupled with large state budget deficits, have placed these potential purchases on the back burner by many city and state officials.
This decerase in demand was the major reason for the Company's sales and earnings decrease in the quarter for 2002, as compared to the same quarter in 2001. Cost of sales decreased $429,000 or 29.4% over the two periods. This cost decrease was due to the sales decrease. Engineering cost increased $12,000 or 16.2% due to additional emphasis on new products. Selling and administrative decreased $81,000 or 30.7% due to reduced commission and bonuses on reduced sales and earnings. Interest cost decreased $21,000 or 72.4% due to debt reduction.

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


PART I


ITEM #3 - FORM 10-QSB

                            CLARY CORPORATION
                                PART II
                            OTHER INFORMATION
                            -----------------

Item 1   Legal Proceedings - None of any significance

Item 2   Change in Securities
         As of March 29,2002, the Registrant placed a call on its $600,000
         9.5% convertible subordinated notes due January 17,2003 and convertible into common stock at $1.00 per share. All note holders elected to convert their notes to common stock raising the outstanding common shares of the Company from 1,807,419 to 2,407,419 or an increase of 33.2%

Item 3   Defaults Upon Senior Securities
         Control and Procedures

a) Evaluation of Disclosure Controls and Procedures.
Our Chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange
Act of 1934 (he "Exchange Act) Rules 13a-14c and 15-d-14c)) as of a date
(the "Evaluation Date") within 90 days before the filing date of this Quarterly report on Form 10-QSB, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Changes in Internal Controls.

 Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective action were required or undertaken.

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

 Clary has established an independent committee consisting of three members of its Board of Directors to evaluate the offer. The independent committee has engaged The Mentor Group, an investing banking firm located in Westlake Village, California, for the purpose of evaluating the fairness of DPC's offer to the Clary Stockholders whose shares DPC is offering to purchase.

 A MARGER OR TENDER OFFERS FOR THE OUTSTANDING SHARES OF CLARY CORP. COMMON STOCK HAS NOT YET COMMENCED. IF A MERGER OR TENDER OFFER COMMENCES, EACH SECURITY HOLDER OF CLARY CORPORATION SHOULD READ THE PROXY STATEMENT OR TENDER OFFER STATEMENT WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE MERGER ORTENDER OFFER. ONCE A FILING IS MADE, SECURITY HOLDERS OF CLARY CORPORATION CAN OBTAIN THE PROXY STATEMENT OR TENDER OFFER STATEMENT AND OTHER DOCUMENTS THAT ARE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION'S WEB SITE HTTP://WWW.SEC.GOV. SECURITY HOLDERS OF CLARY CORPORATION MAY ALSO OBTAIN COPIES OF THE PROXY STATEMENT OR TENDER OFFER STATEMENT AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION FOR FREE BY CONTACTING DYNAMIC POWER CORPORATION WHEN THE DOCUMENTS BECOME AVAILABLE.


Item 6   Exhibits and Reports on Form 8K

(a) Exhibits
    99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C
         Section 1350

    99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C
         Section 1350

(b) Reports on Form 8-K
    None



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

                                       CLARY CORPORATION
                                          (Registrant)

Date: November 8, 2002

         SIGNATURE                           TITLE
         =========                           =====


/s/ John G. Clary                 President, Chairman of the Board and
-----------------                  Chief Executive Officer
John G. Clary

/s/ Donald G. Ash                  Treasurer and Chief Financial Officer
-----------------
Donald G. Ash




















                               CERTIFICATIONS

I, John G. Clary, Chief Executive Officer of Clary corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clary Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a) designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsi-diaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to records, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or others employees who have significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in others factors that could significantly affect internal controls subsequent to the date of our most resent evaluation, including any corrective actions whit regard to significant deficiencies and material weaknesses.

Date : November 14, 2002

/s/John G Clary
John G.Clary,Chief Executive Officer
(Principal Executive Officer)




I, Donald G. Ash, Chief Financial Officer of Clary corporation, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Clary Corporation;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.Based on my knowledge the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of ,and for, the periods presented in this quarterly report.

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosures controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)designed such disclosures controls and procedures to ensure that material information relating to the registrant, including its consolidated subsi-diaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to records, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or others employees who have significant role in the registrant's internal controls; and

6.The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in others factors that could significantly affect internal controls subsequent to the date of our most resent evaluation, including any corrective actions whit regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

/s/ Donald G.Ash
Donald G. Ash, Chief Financial Oficer
(Principal Executive Officer)







EXHIBIT 99.1

CERTIFICACION OF PERIODICS REPORT

I,John G. Clary,Chief Executive Officer of Clary Corporation (the "Company"), certify,pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C
Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30,2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act. of 1934 (15 U.S.C
78m or 780)(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the company.

Dated: November 14,2002


/s/John G. Clary
John G. Clary
Chief Executive Officer
















EXHIBIT 99.2

CERTIFICACION OF PERIODICS REPORT

I,Donald G. Ash ,Chief Financial Officer of Clary Corporation (the "Company"), certify,pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C
Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30,2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act. of 1934 (15 U.S.C
78m or 780)(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the company.

Dated: November 14,2002


/s/ Donald G. Ash
Donald G. Ash
Chief Financial Officer





























































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